Form 10QSB
period 2001-06-30
CLAREMONT TECHNOLOGIES CORP
filed 2001-08-21
CIK 1130128

FORM 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period:_____

Commission File No.: ___________________

CLAREMONT TECHNOLOGIES, INC..

(Exact name of small business issuer as specified in its charter)

NEVADA

(State or other jurisdiction of incorporation or organization)

98-0338263

(I.R.S. Identification No.)

Suite 1250, 800 West Pender Street

Vancouver, British Columbia V6C 2V6.

(Address of principal executive offices)

(604) 880-5555

(Issuer's telephone number

Check whether the issuer:

(1) Filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and

(2) Has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. N/A

Applicable only to corporate issuers:

As of June 30, 2001, there were 5,100,000 shares of the Company's common stock issued and outstanding.

Transitional Small Business Disclosure Format:[ ] Yes[X] No

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements:

CLAREMONT TECHNOLOGIES CORP.

(A Development Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2001

(Stated in U.S. Dollars)

CLAREMONT TECHNOLOGIES CORP.

(A Development Stage Company)

BALANCE SHEET

(Stated in U.S. Dollars)

JUNE 30	SEPTEMBER 30
2001	2000

ASSETS

Current
Cash	$9,911	$32,454

LIABILITIES

Current
Accounts payable and accrued liabilities	$3,353	$11,085
Loans payable	26,984	-
	30,337	11,085

StockHOLDERS' EQUITY

Share Capital
Authorized:
25,000,000 common shares with a par value of $0.001 each
Issued:
5,100,000 common shares	5,100	5,100

Additional Paid-In Capital	46,900	46,900

Deficit Accumulated During The Development Stage	(72,426)	(30,631)
	(20,426)	21,369

	$9,911	$32,454

CLAREMONT TECHNOLOGIES CORP.

(A Development Stage Company)

STATEMENT OF OPERATIONS AND DEFICIT

(Stated in U.S. Dollars)

PERIOD FROM
INCEPTION
SEPTEMBER 14
THREE MONTHS ENDED	NINE MONTHS ENDED	1999 TO
JUNE 30	JUNE 30	JUNE 30
2001	2000	2001	2000	2001

Expenses
Consulting fees	$-	$-	$14,200	$-	$26,704
Interest and bank charges	27	-	116	-	158
Professional fees	3,046	-	26,729	-	26,814
Computer software rights purchased	-	-	-	-	18,000
Regulatory and transfer agent	645	-	750	-	750

Net Loss For The Period	3,718	-	41,795	-	$72,426

Deficit Accumulated During The Development Stage, Beginning Of Period	68,708	-	30,631	-

Deficit Accumulated During The Development Stage, End Of Period	$72,426	$-	$72,426	$-

Net Loss Per Share	$(0.01)	$-	$(0.01)	$-

Weighted Average Shares Outstanding	5,100,000	-	5,100,000	-

CLAREMONT TECHNOLOGIES CORP.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Stated in U.S. Dollars)

PERIOD FROM
INCEPTION
SEPTEMBER 14
THREE MONTHS ENDED	NINE MONTHS ENDED	1999 TO
JUNE 30	JUNE 30	JUNE 30
2001	2000	2001	2000	2001

Cash Flows From Operating Activities
Net loss for the period	$(3,718)	$-	$(41,795)	$-	$(72,426)
Change in assets and liabilities:
Accounts payable	(1,843)	-	(7,732)	-	3,353
	(5,561)	-	(49,527)	-	(69,073)

Cash Flows From Financing Activities
Proceeds from issue of common shares	-	-	-	-	52,000
Increase in loans payable	4,889	-	26,984	-	26,984
	4,889	-	26,984	-	78,984

(Decrease) Increase In Cash	(672)	-	(22,543)	-	9,911

Cash, Beginning Of Period	10,583	-	32,454	-	-

Cash, End Of Period	$9,911	$-	$9,911	$-	$9,911

CLAREMONT TECHNOLOGIES CORP.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

JUNE 30, 2001

(Stated in U.S. Dollars)

NUMBER OF		ADDITIONAL	TOTAL
COMMON	par	PAID IN	ACCUMULATED	STOCKHOLDERS
SHARES	VALUE	CAPITAL	DEFICIT	EQUITY

Balance, September 30, 1999	-	$-	$-	$-	$-

Issue of common shares at $0.001 (issued August 2, 2000)	2,000,000	2,000	-	-	2,000

Issue of common shares at $0.01 (issued August 31, 2000)	3,000,000	3,000	27,000	-	30,000

Issue of common shares at $0.20 (issued September 26, 2000)	100,000	100	19,900	-	20,000

Net loss for the period	-	-	-	(30,631)	(30,631)

Balance, September 30, 2000	5,100,000	5,100	46,900	(30,631)	21,369

Net loss for the period	-	-	-	(41,795)	(41,795)

Balance, June 30, 2001	5,100,000	$5,100	$46,900	$(72,426)	$(20,426)

CLAREMONT TECHNOLOGIES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001

(Stated in U.S. Dollars)

1. BASIS OF PRESENTATION

The financial statements as of June 30, 2001 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2000 audited financial statements and notes thereto.

2. NATURE OF BUSINESS AND CONTINUED OPERATIONS

All financial information presented in these financial statements is expressed in U.S. dollars and prepared in accordance with accounting principles generally accepted in the United States.

Claremont Technologies Corp was incorporated on September 14, 1999 under the laws of the State of Nevada. The Company had no activities or any transactions from inception on September 14, 1999 to August 2000. The Company is a development stage company that is currently developing an internet computer software program known as "Clear Switch". The "Clear Switch" computer software program will be designed to automate the process of submission of internet web page information to major internet search engines.

These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2001, the Company has recognized no revenue and has accumulated operating losses of $72,426 since its inception, has a working-capital deficit of $20,426 and has a stockholders' deficiency of $20,426. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the operations and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $1,400,000 within the upcoming year. Amounts raised will be used to complete the development of the "Clear Switch" software, commence development of the Company's web site, undertake an advertising and marketing campaign and purchase of necessary equipment and supplies for the operation of the business. While the company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

CLAREMONT TECHNOLOGIES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001

(Stated in U.S. Dollars)

2. NATURE OF BUSINESS AND CONTINUED OPERATIONS (Continued)

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

3. SIGNIFICANT ACCOUNTING POLICIES

a) Software Development

Under the provisions of Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", issued by the Financial Accounting Standards Board, certain costs incurred in the internal development of computer software which is to be licensed to customers are capitalized. Amortization of capitalized software costs is provided upon commercial release of the products at the greater of the amount using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or, (ii) the straight-line method over the remaining estimated economic life of the product including the period being reported on.

Costs that are capitalized as part of internally developed software primarily include direct and indirect costs associated with payroll, computer time and allocable depreciation and other direct allocable costs, among others. All costs incurred prior to the establishment of technological feasibility are expensed as research and development costs during the periods in which they were incurred. The technological feasibility will be established when the Company has completed all planning, designing, coding and testing activities that are necessary to establish that the product can be produced to meet its design specifications. Capitalization stops when the product is available for general release. The amount by which unamortized software costs exceeds the net realizable value, if any, is recognized as expense in the period it is determined. The company will evaluate the net realizable value of capitalized computer software costs and intangible assets on an ongoing basis relying on a number of factors including operating results, business plans, budgets and economic projections.

Assets that are acquired for development activities that have an alternate future use will be capitalized.

CLAREMONT TECHNOLOGIES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001

(Stated in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

b) Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from management's best estimates as additional information becomes available in the future.

c) Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

d) Revenue Recognition

Since inception the Company has not generated any revenues and has not completed development of its software to the stage of determining how revenues will be generated from the software. The Company will recognize revenue related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants Statement of Position No. 97-2, "Software Revenue Recognition".

It is anticipated that the Company will license software under non cancellable license agreements and provide maintenance services, consisting of product support services and periodic updates. License fee revenues will generally be recognized when a noncancellable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, there are no significant vendor obligation, the fees are fixed and determinable, and collection is considered probable. Revenues from maintenance agreements will be recognized ratably over the maintenance period. Revenue will be deferred for post contract support and other future deliverables, and will be recognized over the support period or as the elements of the agreement are delivered. For arrangements involving multiple elements, revenue will be allocated to the various elements based upon vendor specific objective evidence of fair value based upon determinations by management. If discounts are offered in these multiple element arrangements, a proportionate amount of the discount will be applied to each portion based upon the relative fair values of each portion without regard to the discount.

CLAREMONT TECHNOLOGIES CORP.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2001

(Stated in U.S. Dollars)

3. SIGNIFICANT ACCOUNTING POLICIES (Continued)

e) Financial Instruments

The Company's financial instruments consist of cash and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

f) New Accounting Pronouncements

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. SFAS No. 133 requires companies to recognize all derivative contracts as either assets or liabilities on the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000.

Historically, the Company has not entered into derivative contracts either to hedge existing risks or for speculative purposes. Accordingly, the Company does not expect adoption of the new standards on January 1, 2000 to affect its financial statements.

g) Loss Per Share

Loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding for the period. There is no diluted loss per share because there are no common stock equivalents and in any event their effect would be anti-dilutive.

Item 2. Management's discussion and Analysis or Plan of Operation.

The information required by this item is included in Item 1 above.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAREMONT TECHNOLOGIES, INC.

/s/ John Morita

John Morita, President