Form 10QSB
period 2002-12-31
CLAREMONT TECHNOLOGIES CORP
filed 2003-04-07
CIK 1130128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB
   QUARTERLY REPORT UNDER SECTION 13 OR 15(f) OF THE SECURITIE SEXCHANGE ACT OF
              1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                        Commission file number 333-54414
                           CLAREMONT TECHNOLOGIES CORP
                       Suite 1250, 800 West Pender Street
                      Vancouver, British Columbia, V6C 2V6
                                  (604) 880-555

                             IRS TAX ID # 98-0338263

                         PART I:  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS:


                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                                DECEMBER 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                                CLAREMONT TECHNOLOGIES CORP
                               (A DEVELOPMENT STAGE COMPANY)

                                      BALANCE SHEETS
                                 (STATED IN U.S. DOLLARS)


------------------------------------------------------------------------------------------
                                                              DECEMBER 31    SEPTEMBER 30
                                                                 2002            2002
------------------------------------------------------------------------------------------
                                                              (UNAUDITED)     (Audited)
ASSETS

CURRENT
  Cash                                                       $          -   $         786
  Prepaid expense (Note 4)                                          4,500           4,500
                                                             -----------------------------
                                                                    4,500           5,286

WEBSITE DEVELOPMENT COSTS, net (Note 5)                             4,194           4,717
                                                             -----------------------------

                                                             $      8,694   $      10,003
==========================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                   $     59,822   $      48,070

NOTES PAYABLE (Note 6)                                             49,984          49,984
                                                             -----------------------------
                                                                  109,806          98,054
                                                             -----------------------------

STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL
  Authorized:
    25,000,000 common shares with a par value of $0.001 each

  Issued:
    5,100,000 common shares                                         5,100           5,100

  Additional paid-in capital                                       46,900          46,900

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                 (153,112)       (140,051)
                                                             -----------------------------
                                                                 (101,112)        (88,051)
                                                             -----------------------------

                                                             $      8,694   $      10,003
==========================================================================================

                          CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF OPERATIONS AND DEFICIT
                                    (UNAUDITED)
                             (STATED IN U.S. DOLLARS)


----------------------------------------------------------------------------------
                                                                     PERIOD FROM
                                                                      INCEPTION
                                                                    SEPTEMBER  14
                                           THREE MONTHS ENDED          1999 TO
                                               DECEMBER 31           DECEMBER 31
                                           2002           2001           2002
----------------------------------------------------------------------------------

REVENUE                               $           -   $          -   $     30,743
                                      --------------------------------------------
EXPENSES
  Amortization                                  523            375          2,806
  Consulting fees                             3,606          8,482         60,852
  Interest and bank charges                   1,476          1,178          8,680
  Office and sundry                             155          4,539          5,205
  Professional fees                           7,301         11,061         69,493
  Rent                                            -          2,935          7,004
  Software development                            -         12,500         12,500
  Computer software rights purchased              -              -         16,000
  Transfer agent                                  -              -          1,315
                                      --------------------------------------------
                                             13,061         41,070        183,855
                                      --------------------------------------------

NET LOSS FOR THE YEAR                       (13,061)       (41,070)  $   (153,112)
                                                                     =============

DEFICIT, BEGINNING OF YEAR                 (140,051)       (72,284)
                                      -----------------------------
DEFICIT, END OF YEAR                  $    (153,112)  $   (113,354)
===================================================================

BASIC LOSS PER SHARE                  $       (0.01)  $      (0.01)
===================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING       5,100,000      5,100,000
===================================================================

                                CLAREMONT TECHNOLOGIES CORP
                               (A DEVELOPMENT STAGE COMPANY)

                                 STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                 (STATED IN U.S. DOLLARS)


-----------------------------------------------------------------------------------------
                                                                           PERIOD FROM
                                                                            INCEPTION
                                                                           SEPTEMBER 14
                                                  THREE MONTHS ENDED          1999 TO
                                                      DECEMBER 31           DECEMBER 31
                                                  2002           2001           2002
-----------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                       $    (13,061)  $    (41,070)  $   (153,112)
  Add:  Item not involving the use of cash:
    Amortization                                       523            375          2,806
                                              -------------------------------------------
                                                   (12,538)       (40,695)      (150,306)
  Change in assets and liabilities:
    Accounts receivable                                  -          8,743              -
    Prepaid expense                                      -         (1,262)        (4,500)
    Accounts payable and accrued liabilities        11,752         13,442         59,822
                                              -------------------------------------------
                                                      (786)       (19,772)       (94,984)
                                              -------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITY
  Website development costs                              -         (5,000)        (7,000)
                                              -------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issue of common shares                   -              -         52,000
  Notes payable                                          -              -         49,984
                                              -------------------------------------------
                                                         -              -        101,984
                                              -------------------------------------------

CHANGE IN CASH DURING THE PERIOD                      (786)       (24,772)             -

CASH, BEGINNING OF PERIOD                              786         28,992              -
                                              -------------------------------------------

CASH (BANK INDEBTEDNESS), END OF PERIOD       $          -   $      4,220   $          -
=========================================================================================

                                  CLAREMONT TECHNOLOGIES CORP
                                 (A DEVELOPMENT STAGE COMPANY)

                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                           (UNAUDITED)
                                     (STATED IN U.S. DOLLARS)


                                  ---------------------------------------------------------------
                                  NUMBER OF              ADDITIONAL     TOTAL
                                   COMMON        PAR      PAID-IN    ACCUMULATED    STOCKHOLDERS
                                   SHARES       VALUE     CAPITAL      DEFICIT         EQUITY
                                  ---------------------------------------------------------------
Balance, September 30, 1999               -  $         -  $      -  $          -   $           -

Issue of common shares at
  $0.001 (issued August 2, 2000)  2,000,000        2,000         -             -           2,000

Issue of common shares at $0.01
  (issued August 31, 2000)        3,000,000        3,000    27,000             -          30,000

Issue of common shares at $0.20
  (issued September 26, 2000)       100,000          100    19,900             -          20,000

Net loss for the year                     -            -         -       (28,687)        (28,687)
                                  ---------------------------------------------------------------

Balance, September 30, 2000       5,100,000        5,100    46,900       (28,687)         23,313

Net loss for the year                     -            -         -       (43,597)        (43,597)
                                  ---------------------------------------------------------------

Balance, September 30, 2001       5,100,000        5,100    46,900       (72,284)        (20,284)

Net loss for the year                     -            -         -       (67,767)        (67,767)
                                  ---------------------------------------------------------------

Balance, September 30, 2002       5,100,000        5,100    46,900      (140,051)        (88,051)

Net loss for the period                   -            -         -       (13,061)        (13,061)
                                  ---------------------------------------------------------------

Balance, December 31, 2002        5,100,000  $     5,100  $ 46,900  $   (153,112)  $    (101,112)
                                  ===============================================================

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


1.   BASIS OF PRESENTATION

     The financial statements as of December 31, 2002 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2002 audited financial statements and notes hereto.


2.   NATURE OF BUSINESS AND CONTINUED OPERATIONS

     All financial information presented in these financial statements is expressed in U.S. dollars and prepared in accordance with accounting principles generally accepted in the United States.

     Claremont Technologies Corp was incorporated on September 14, 1999 under the laws of the State of Nevada. The Company had no activities or any transactions from inception on September 14, 1999 to September 30, 1999. The Company is a development stage company that is currently developing an internet computer software program known as "Clear Switch". The "Clear Switch" computer software program will be designed to automate the process of submission of internet web page information to major internet search engines. The Company also offers consulting services relating to the installation, maintenance and upgrades of wireless computer systems.

     These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at December 31, 2002, the Company has accumulated operating losses of $153,112 since its inception, and has a stockholders' deficiency of $101,112. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the operations and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $775,000 within the upcoming year. Amounts raised will be used to complete the development of the "Clear Switch" software, commence development of the Company's web site, undertake an advertising and marketing campaign and purchase of necessary equipment and supplies for the operation of the business. While the company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



2.   NATURE OF BUSINESS AND CONTINUED OPERATIONS (Continued)

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.


3.   SIGNIFICANT ACCOUNTING POLICIES

     a)   Software Development

          i) Under the provisions of Statement of Financial Accounting Standards No. 86 - "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed", issued by the Financial Accounting Standards Board, certain costs incurred in the internal development of computer software which is to be licensed to customers are capitalized. Amortization of capitalized software costs is provided upon commercial release of the products at the greater of the amount using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or,
               (ii) the straight-line method over the remaining estimated economic life of the product including the period being reported on.

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

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

          ii) Under the provision of Statement of Position No. 98-1 - "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company has capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Costs are amortized to expense over an estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operations, including training and application, are expensed as incurred. The Company evaluates the recoverability of website development costs in accordance with Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long Lived Assets". No impairment loss has been recognized in these financial statements.

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

     c)   Income Taxes

          The Company follows the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109 - "Accounting for Income Taxes", which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns using the liability method. Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

     d)   Revenue Recognition

          i)   Software

               The Company will recognize revenue related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants Statement of Position No. 97-2 - "Software Revenue Recognition".

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d)   Revenue Recognition (Continued)

          i)   Software (Continued)

               It is anticipated that the Company will license software under non cancellable license agreements and provide maintenance services, consisting of product support services and periodic updates. License fee revenues will generally be recognized when a non cancellable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, there are no significant vendor obligation, the fees are fixed and determinable, and collection is considered probable. Revenues from maintenance agreements will be recognized ratably over the maintenance period. Revenue will be deferred for post contract support and other future deliverables, and will be recognized over the support period or as the elements of the agreement are delivered. For arrangements involving multiple elements, revenue will be allocated to the various elements based upon vendor specific objective evidence of fair value based upon determinations by management. If discounts are offered in these multiple element arrangements, a proportionate amount of the discount will be applied to each portion based upon the relative fair values of each portion without regard to the discount.

          ii)  Consulting

               Revenue relating to consulting services can be on a time and materials basis or a fixed fee basis. For fixed fee contracts, revenue is recognized on a percentage of completion basis, generally representing time spent relative to total estimated time. For contracts that are on a time and materials basis, revenue is recognized as the services are performed. Provisions for estimated losses on contracts, if any, are recorded when identifiable.

     e)   Financial Instruments

          The Company's financial instruments consist of cash, accounts receivable, and accounts payable and accrued liabilities. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     f)   New Accounting Pronouncements

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 - "Business Combinations". The Statement requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method of accounting. The Company believes that the adoption of FAS No. 141 will not have a significant impact on its financial statements.

          In July 2001, the FASB issued Statement No. 142 - "Goodwill and Other Intangible Assets". The Statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. This Statement is effective for fiscal years beginning after December 15, 2001. The Company believes that the adoption of FAS No. 142 will not have a material impact on its financial statements.

          In August 2001, the FASB issued SFAS No. 144 - "Accounting for Impairment of Long-Lived Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses accounting and reporting of long-lived assets, except goodwill, that are either held and used or disposed of through sale or other means. The Company believes that the adoption of FAS No. 144 will not have a material impact on its financial statements.

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

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



4.   PREPAID EXPENSES

                              DECEMBER 31   SEPTEMBER 30
                                  2002          2002
                              ---------------------------
     Prepaid consulting fees  $      4,500  $       4,500
                              ===========================

     As at December 31, 2002, the Company has prepaid $4,500 for consulting fees, relating to software development, to be incurred and charged to operations subsequent to December 31, 2002.


5.   WEBSITE DEVELOPMENT COSTS

                                       DECEMBER 31    SEPTEMBER 30
                                          2002            2002
                                      -----------------------------
     Cost                             $      7,000   $       7,000
     Less:  Accumulated amortization        (2,806)         (2,283)
                                      -----------------------------

                                      $      4,194   $       4,717
                                      =============================

6.   NOTES PAYABLE

                                                                     DECEMBER 31   SEPTEMBER 30
                                                                         2002          2002
                                                                     ---------------------------
     Notes payable to an officer of the Company are due on
        October 1, 2004, together with interest at 10% per annum,
        compounded annually and payable at maturity                  $     31,984  $      31,984

     Note payable due October 1, 2004, together with interest at
        10% per annum, compounded annually and payable at
        maturity                                                           18,000         18,000
                                                                     ---------------------------

                                                                     $     49,984  $      49,984
                                                                     ===========================

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2002
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



7.   RELATED PARTY TRANSACTIONS

     a) During the period ended December 31, 2002, the Company accrued interest of $966 (2001 - $665) on notes payable to an officer of the Company, and accrued $3,000 in consulting services (2001 - $3,000) pursuant to the agreement referred to in Note 8.

     b) Included in accounts payable and accrued liabilities at December 31, 2002 is $16,609 (September 30, 2002 - $12,763) owing to an officer of the Company.


8.   COMMITMENT

     The Company has entered into an agreement with its president to provide consulting services at $1,000 per month, expiring September 30, 2004.

     The amount paid for consulting services will increase to $5,000 per month upon the Company achieving aggregate financing of $650,000 calculated from October 1, 2000.

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS:

Claremont's plan of operations for the development and marketing of the Clear Switch software and web site for the twelve (12) months following the date of this registration statement is as follows:

- Complete the documentation and support material to assist in service areas by mid February 2003; this is anticipated to cost only time and research. By June 2003, all legal agreements will be reviewed and completed. This phase is expected to cost approximately $4000 - 5000.

- Compile a suite of third party software products for resale to be completed by the beginning of May 2003. Initial sales are predicted by the end of June 2003. Costs involve time and materials of approximately $7,500.

Complete the development of the wireless networking management software by the end of June 2003; the Company plans on developing subsequent tools, depending upon revenues, acceptance in the market and investment. The initial component is expected to cost approximately $78,000 to develop, with two (2) more components of the suite being developed with estimated cost of approximately $88,000.

- Complete the development of Claremont's office computer operations by June, 2003; Costs related to the purchase of hardware for this phase are approximately $25,000.

- Complete website remake (Version 3.0) and implement a maintenance and updating schedule. Claremont anticipates the new Version 3.0 will be complete in June 2003 and will launch in July 2003. This will cost approximately $28,000. Maintenance will be ongoing and will fluctuate with the activities of the Company.

- Commence marketing of our products and services. Consulting services have been available since June 2001, and the sale of third party distribution services is expected to commence in mid May 2003. Since the core software is planned for completion in the end of February 2003, a major marketing launch is scheduled for that time. A total budget of $95,000 is planned for marketing activities over the next twelve (12) months.

The anticipated cost and projected time to complete each of these elements of the plan of operations are discussed below. In the interest of generating immediate revenue, the immediate focus of the company is to develop required resources for the consulting services offering, revise the website Version 3.0 and to secure third party resellers agreements. This is predicted to total approximately $34,000, which will be paid from receipt of the consulting services and current loan receipts. Remaining available resources will be used for general operational capital. Revenue and future investment capital will be dedicated to the remainder of the business plan.

                              THIRD PARTY RESALE'S

The Company plans to offer third party software components comparable to Claremont's until the Claremont suite is completed and fully functional. The Company anticipates this will allow it to enter the marketplace, establish a client base and generate revenues. We anticipate this involves a process of sourcing, negotiating and securing agreements with the appropriate firms. This has not been completed to date. Costs involve time and materials of approximately $7,500.

Some firms may be resistant to licensing to a developer of competitive products, however Claremont believes that slight differentiation's in functionality and target market should provide enough differentiation to allow agreements to be reached.

Some third party tools may be retained after the corresponding Claremont tools are developed, as these tools may have functionality or user interface differentiations that Claremont may choose to retain in its services offering.

Claremont anticipates the process of completing three (3) agreements to resell the services of third party vendors will take approximately eight (8) weeks between June and July 2003. Claremont has identified at least six (6) vendors for each of the three Claremont tools to be developed, totaling at least Eighteen (18) viable vendors. Of these eighteen (18) vendors, all but one has a reseller or affiliates program of some sort. Claremont expects to pursue these agreements when it can satisfactorily fulfill the approval process, which typically involves showing that the Company is operational, fully functional and has sufficient technical staff to manage the required technical demands. Claremont predicts these agreements can be performed mostly via e-mail and telephone calls, thereby reducing expenses.

                              SOFTWARE DEVELOPMENT

Claremont anticipates that the development of the first tool of its proprietary software, Clear Switch Manager, can be completed by mid May 2003. The Company plans on integrating the software with the website, so it can be sold immediately after completion. Subsequent products, including the Clear Switch Repeater, the Clear Switch Bridge, the Clear Switch Router, and the Clear Switch Complex expect to be developed and released at a rate of one (1) tool per quarter, depending on sales and financing, until all four tools in the Claremont suite of products are completed.

We anticipate that the software development costs will be approximately $165, 000 over the twelve (12) months following the effective date of this registration statement, to be incurred primarily in the second and third quarters of 2003. This number is based on several informal quotations from the software developers, ASDI Technology Inc. and CBI Systems Integrators Inc. A large investment is required in the first tool, the Clear Switch Manager, with subsequent tools being less expensive due to access to developed resources and refined methodologies.

The Company intends to use ASDI and CBI Systems Integrators Inc.
(http://www.cbi.bc.ca/) for software application development services. ASDI and CBI systems are the key firms that will perform the coding in the development of the Clear Switch Software Suite. The Company has not, to date, entered into any partnering agreements with any systems integrators.

These development costs are expected to consist primarily of payments to a third party software development firm for programming and software development services. The Company plans to hire an external software development firm to develop this software, rather than complete development internally, as the software has a very large one-time development workload, with relatively low maintenance requirements thereafter. These costs are to be borne primarily by Claremont, but should a client require a custom service or functionality, that service could be developed at the client's expense.

The software development remaining for each tool is roughly as outlined below. The Clear switch Manager is planned for completion in early June 2003. Claremont RapidRoute is planned for launch in July 2003, and Clear Switch Repeater is scheduled for completion in August 2003.

By working with an external development firm many of the traditional issues of Human resources, facility provision and progress monitoring are greatly reduced if not eliminated. This reduces overhead, reduces the steps required in development of the software and substantially reduces risk as the Company can focus on monitoring progress and quality.

                          SOFTWARE DEVELOPMENT PROCESS

The staff Project Manager for Claremont is slated to be responsible for measuring timelines and deliverables based on the outline set forth above. Claremont expects to cooperate with selected software developers to develop these timelines and deliverables. As the initial design, functionality and integration plans have been developed by Claremont to date, the selected software development firm is expected to build each tool in the Claremont suite of products using roughly the same process as the following.

- Architectural Design - The Architectural Design phase involves the creation of architecture for the system, following an object-oriented component-based design methodology. This phase includes data modeling, process modeling, interface design, and partitioning a system's requirements into pieces (or versions) that can be delivered in rapid succession. Claremont intends to use the Rational and Select modeling tools, and UML, for design development and documentation.

- Data Modeling - Data modeling is a technique to organize and document an application's data.

- Process Modeling - Process modeling is a technique for organizing and documenting the logic, policies, and procedures that are implemented by a system. Process modeling is divided up into two steps: the logical model and the physical model. The logical process model shows what a system does. As the process model is developed, it evolves into a physical process model that describes how a system does what it is required to perform.

- Interface Design - User interface design is the specification of the dialog between the application user and the computer.

- Detailed Design, Code and Testing - This is the construction phase in creating a working version of a system. This is the process of creating and integrating numerous software functions to create a functional application

- Deliver Application - This involves bringing together various components that allow the user to install a version of the application on their system. The final step of creating a deliver package is testing the package on a system configured as closely as possible to the user's operating environment.

- Claremont Feedback -. This phase allows the developers to evaluate their initial system and modify the application to better meet the needs of Claremont. Incremental changes to existing software are the preferred methodology of Claremont to deliver applications rapidly.

- Deployment - After passing the final quality assurance audit, the deployment phase is carried out according to the plan generated early in the project. Deployment includes system installation and training of users and support personnel.

- Support - The final phase is support, which includes required long-term support for the system, including "help-desk" type support, tracking of issues, and bug fixes. Claremont intends to schedule time for technical and support personnel to answer telephone calls and reply to e-mails for technical support.

All software development expenses are directly related to amount of funding raised. Should subsequent funding fail, the development of the software may not proceed. Risk can be substantial in software development. This phase presents the greatest threat of risk to the Claremont business plan. All research has led us to believe that all timeline and allocated budgets are reasonable and feasible, however, problems may occur.

ITEM 3.  EFFECTIVENESS OF THE REGISTRANT'S DISCLOSURE CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, the Company carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined by Rule 13a-14(c) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company's chief executive officer and chief financial officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company's disclosure controls and procedures were effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the first quarter of fiscal year 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:
---------

Exhibit No.  Document                                                         Location
-----------  -----------------------------------------------------------  ----------------
3.1          Articles of Incorporation                                    Previously Filed
3.2          Bylaws                                                       Previously Filed
             Certification of the Chief Executive Officer of the Company
             pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
99.1         Section 906 of the Sarbanes-Oxley Act of 2002                Included
             Certification of the Chief Executive Officer of the Company
99.1         pursuant to Section 906 of the Sarbanes-Oxley Act of 2002    Included

Reports on Form 8-K
-------------------

None


                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAREMONT TECHNOLOGIES CORP.

DATE: ___________________________


_________________________________
John Morita
President and duly authorized officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002


I, John Morita, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Claremont Technologies Corporation for the quarter ended December 31, 2002;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

     4. The registrant's other certifying offering officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: _______________________


_____________________________
By:__________________________
Chief Executive Officer

                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, _____________________, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Claremont Technologies Corp.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Dated:     _______________________

__________________________________

By: ______________________________
Chief Financial Officer (or equivalent)