Form 10QSB
period 2003-03-31
CLAREMONT TECHNOLOGIES CORP
filed 2003-05-12
CIK 1130128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

 [ ]  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD        TO


                     Commission file number    333-54414

                           CLAREMONT TECHNOLOGIES CORP
     ---------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

           NEVADA                               98-0338263
     ---------------------------------    -------------------------------
    (State or other jurisdiction of       (IRS Employer Identification No.)
     incorporation or organization)

  Suite 1250, 800 West Pender Street
  Vancouver, British Columbia, Canada           V6C 2V6
  ----------------------------------------    -----------
  (Address of principal executive offices)    (Zip Code)

  Issuer's telephone number, including area code:   (604) 880-5555

                                    NONE
              ---------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                              [ x ] Yes       [  ] No

 State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                      5,100,000 shares of $0.001 par value
                Common Stock outstanding as of March 31, 2003




                         PART I:  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS:


                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                                 MARCH 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                                CLAREMONT TECHNOLOGIES CORP
                               (A DEVELOPMENT STAGE COMPANY)

                                      BALANCE SHEETS
                                 (STATED IN U.S. DOLLARS)


---------------------------------------------------------------------------------------
                                                                MARCH 31   SEPTEMBER 30
                                                                   2003        2002
---------------------------------------------------------------------------------------
                                                              (UNAUDITED)    (Audited)
ASSETS

CURRENT
  Cash                                                       $          -   $     786
  Prepaid expense (Note 4)                                          4,500       4,500
                                                             --------------------------
                                                                    4,500       5,286

WEBSITE DEVELOPMENT COSTS, net (Note 5)                             3,610       4,717
                                                             --------------------------

                                                             $      8,110   $  10,003
=======================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                   $     66,313   $  48,070

NOTES PAYABLE (Note 6)                                             54,984      49,984
                                                             --------------------------
                                                                  121,297      98,054
                                                             --------------------------

STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL
  Authorized:
    25,000,000 common shares with a par value of $0.001 each

  Issued:
    5,100,000 common shares                                         5,100       5,100

  Additional paid-in capital                                       46,900      46,900

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                 (165,187)   (140,051)
                                                             --------------------------
                                                                 (113,187)    (88,051)
                                                             --------------------------

                                                             $      8,110   $  10,003
=======================================================================================

                          CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF OPERATIONS AND DEFICIT
                                    (UNAUDITED)
                             (STATED IN U.S. DOLLARS)


---------------------------------------------------------------------------------------------
                                                                                  PERIOD FROM
                                                                                    INCEPTION
                                                                                 SEPTEMBER 14
                                         THREE MONTHS ENDED     SIX MONTHS ENDED      1999 TO
                                               MARCH 31             MARCH 31         MARCH 31
                                           2003       2002        2003      2002         2003
---------------------------------------------------------------------------------------------

REVENUE                                $      -  $       -    $      -  $       -   $  30,743
                                      -------------------------------------------------------
EXPENSES
  Amortization                              584        395       1,107        770       3,390
  Consulting fees                         3,000      4,060       6,606     12,542      63,852
  Interest and bank charges               1,707      1,146       3,183      2,324      10,387
  Office and sundry                           -          -         155      4,539       5,205
  Professional fees                       6,639          -      13,940     11,061      76,132
  Rent                                        -      3,493           -      6,428       7,004
  Software development                        -          -           -     12,500      12,500
  Computer software rights purchased          -          -           -          -      16,000
  Transfer agent                            145          -         145          -       1,460
                                      -------------------------------------------------------
                                         12,075      9,094      25,136     50,164     195,930
                                      -------------------------------------------------------

NET LOSS FOR THE PERIOD                 (12,075)    (9,094)    (25,136)   (50,164)  $(165,187)

=============

DEFICIT, BEGINNING OF YEAR             (153,112)  (113,354)   (140,051)   (72,284)
                                      --------------------------------------------
DEFICIT, END OF YEAR                  $(165,187) $(122,448)  $(165,187) $(122,448)
==================================================================================

BASIC LOSS PER SHARE                  $   (0.01) $   (0.01)  $   (0.01) $   (0.01)
==================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING   5,100,000   5,100,000   5,100,000  5,100,000
==================================================================================

                                CLAREMONT TECHNOLOGIES CORP
                               (A DEVELOPMENT STAGE COMPANY)

                                 STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                 (STATED IN U.S. DOLLARS)


---------------------------------------------------------------------------------------------------------
                                                                                              PERIOD FROM
                                                                                                INCEPTION
                                                                                             SEPTEMBER 14
                                               THREE MONTHS ENDED       SIX MONTHS ENDED          1999 TO
                                                     MARCH 31                MARCH 31            MARCH 31
                                                2003           2002     2003          2002           2003
---------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                       $  (25,609)  $  (9,094)  $ (25,136)  $ (50,164)  $(165,187)
  Add:  Item not involving the use of cash:
    Amortization                                   1,047         395       1,107         770       3,390
                                              -----------------------------------------------------------
                                                 (24,562)     (8,699)    (24,029)    (49,394)   (161,797)
  Change in assets and liabilities:
    Accounts receivable                                -           -           -       8,743           -
    Prepaid expense                                    -       1,185           -         (77)     (4,500)
    Accounts payable and accrued liabilities      18,776       4,114      18,243      17,556      66,313
                                              -----------------------------------------------------------
                                                  (5,786)     (3,400)     (5,786)    (23,172)    (99,984)
                                              -----------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITY
  Website development costs                            -           -           -      (5,000)     (7,000)
                                              -----------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issue of common shares                 -           -           -           -      52,000
  Notes payable                                    5,000           -       5,000           -      54,984
                                              -----------------------------------------------------------
                                                   5,000           -       5,000           -     106,984
                                              -----------------------------------------------------------

CHANGE IN CASH DURING THE PERIOD                       -      (3,400)       (786)    (28,172)          -

CASH, BEGINNING OF PERIOD                              -       4,220         786      28,992           -
                                              -----------------------------------------------------------

CASH, END OF PERIOD                           $        -   $     820    $      -   $     820   $       -
=========================================================================================================

                                  CLAREMONT TECHNOLOGIES CORP
                                 (A DEVELOPMENT STAGE COMPANY)

                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                           (UNAUDITED)
                                     (STATED IN U.S. DOLLARS)


                                  ---------------------------------------------------------------
                                  NUMBER OF              ADDITIONAL     TOTAL
                                   COMMON        PAR      PAID-IN    ACCUMULATED    STOCKHOLDERS
                                   SHARES       VALUE     CAPITAL      DEFICIT         EQUITY
                                  ---------------------------------------------------------------
Balance, September 30, 1999               -  $         -  $      -    $        -   $           -

Issue of common shares at
  $0.001 (issued August 2, 2000)  2,000,000        2,000         -             -           2,000

Issue of common shares at $0.01
  (issued August 31, 2000)        3,000,000        3,000    27,000             -          30,000

Issue of common shares at $0.20
  (issued September 26, 2000)       100,000          100    19,900             -          20,000

Net loss for the year                     -            -         -       (28,687)        (28,687)
                                  ---------------------------------------------------------------

Balance, September 30, 2000       5,100,000        5,100    46,900       (28,687)         23,313

Net loss for the year                     -            -         -       (43,597)        (43,597)
                                  ---------------------------------------------------------------

Balance, September 30, 2001       5,100,000        5,100    46,900       (72,284)        (20,284)

Net loss for the year                     -            -         -       (67,767)        (67,767)
                                  ---------------------------------------------------------------

Balance, September 30, 2002       5,100,000        5,100    46,900      (140,051)        (88,051)

Net loss for the period                   -            -         -       (25,136)        (25,136)
                                  ---------------------------------------------------------------

Balance, March 31, 2003           5,100,000  $     5,100  $ 46,900     $(165,187)  $    (113,187)

===============================================================

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


1.   BASIS OF PRESENTATION

     The financial statements as of March 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2002 audited financial statements and notes hereto.


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

     These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at March 31, 2003, the Company has accumulated operating losses of $165,187 since its inception, and has a stockholders' deficiency of $113,187. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the operations and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $775,000 within the upcoming year. Amounts raised will be used to complete the development of the "Clear Switch" software, commence development of the Company's web site, undertake an advertising and marketing campaign and purchase of necessary equipment and supplies for the operation of the business. While the company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                 March 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31,2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


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

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



4.   PREPAID EXPENSES

                                 MARCH 31   SEPTEMBER 30
                                  2003          2002
                              ---------------------------
     Prepaid consulting fees  $      4,500  $       4,500
                              ===========================

     As at March 31, 2003, the Company has prepaid $4,500 for consulting fees, relating to software development, to be incurred and charged to operations subsequent to March 31, 2003.


5.   WEBSITE DEVELOPMENT COSTS

                                          MARCH 31    SEPTEMBER 30
                                             2003            2002
                                      -----------------------------
     Cost                             $      7,000   $       7,000
     Less:  Accumulated amortization        (3,390)         (2,283)
                                      -----------------------------

                                      $      3,610   $       4,717
                                      =============================

6.   NOTES PAYABLE

                                                                        MARCH 31     SEPTEMBER 30
                                                                          2003           2002
                                                                     ---------------------------
     Notes payable to an officer of the Company are due on
        October 1, 2004, together with interest at 10% per annum,
        compounded annually and payable at maturity                  $     36,984  $      31,984

     Note payable due October 1, 2004, together with interest at
        10% per annum, compounded annually and payable at
        maturity                                                           18,000         18,000
                                                                     ---------------------------

                                                                     $     54,984  $      49,984

===========================

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  MARCH 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



7.   RELATED PARTY TRANSACTIONS

     a) During the period ended March 31, 2003, the Company accrued interest of $1,932 (2002 - $1,336) on notes payable to an officer of the Company, and accrued $6,000 in consulting services (2002 - $6,000) pursuant to the agreement referred to in Note 8.

     b) Included in accounts payable and accrued liabilities at March 31, 2003 is $20,575 (September 30, 2002 - $12,763) owing to an officer of the Company.


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

We anticipate that the software development costs will be approximately $165,000 over the twelve (12) months following the effective date of this registration statement, to be incurred primarily in the second and third quarters of 2003. This number is based on several informal quotations from the software developers, ASDI Technology Inc. and CBI Systems Integrators Inc. A large investment isrequired in the first tool, the Clear Switch Manager, with sub-sequent tools being less expensive due to access to developed resources and refined methodologies.

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

As of March 31, 2003, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. As a result, our operations have been inactive. Our cash position as of march 31, 2003 was NIL. We have accumulated operating losses of $165,660 and we have a working capital deficiency of $113,660. In order to satisfy our ongoing expenses, John Morita, President and Chief Executive Offer, has loaned us a total of $36,984, and a certain shareholder, has loaned us a total of $18,000 since inception.

Over the past twelve months, we have experienced difficulties in obtaining financing for our business for the purposes of developing the software. During this past quarter we have shifted some of our focus to investigating other business opportunities. These opportunities include possible acquisitions or joint venture arrangements in this and other industries. We can provide no assurance that these efforts in exploring possible acquisitions or joint venture arrangements will come to fruition. Additionally, if any new ventures are successfully negotiated, we can provide no assurance that such new venture will have enough financial resources to fully develop the new venture. Although we will continue to explore financing options based upon our existing business plan, our plan of operations for the next 12 months will also include further investigation of forming partnerships with other entities and researching other business opportunities.

In the event we are not successful in raising additional financing, we anticipate that we will not be able to proceed with our business plan for the development of the Clearswitch software and that our business may fail if another business opportunity does not present itself.

In order to explore other business opportunities and pursue our existing business plan, we are dependent upon the continuing financial support of creditors and stockholders until such time when we are successful in raising equity capital to finance the operations and capital requirements of the Company. We anticipate that if we are successful in raising additional capital, the financing would be an equity financing through the sale of our common stock. This financing would cause existing shareholders to experience dilution of their interest in our company.


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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the second quarter of fiscal year 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

                        PART II - OTHER INFORMATION

Item  1.     Legal  Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


Item  2.     Changes  in  Securities

We did not complete any sales of our common stock during our fiscal quarter ended March 31, 2003.


Item  3.     Defaults  upon  Senior  Securities

None


Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ending March 31, 2003.


Item  5.     Other  Information

None


Item  6.     Exhibits  and  Reports  on  Form  8-K.

Exhibit
Number     Description of Exhibit
------
99.1 Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB


REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended March 31, 2003 and we have not filed any Current Reports on Form 8-K since March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     May 8,  2003


CLAREMONT TECHNOLOGIES,  CORP.



By:  /s/ JOHN MORITA
     ___________________________________
     JOHN MORITA,  President  and
     Chief  Executive  Officer, Director
     (Principal  Executive and Accounting Officer)



By:  /s/ BRIAN KEJSER
     ___________________________________
     BRIAN KEJSER, Secretary  and
     Treasurer, Director

                    CERTIFICATION PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002



I, JOHN MORITA, Chief Executive Officer of Claremont Technologies, Corp. (the "Registrant"), certify that;

1. I have reviewed this quarterly report on Form10-QSB of Claremont Technologies, Corp;

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

4. The registrant's other certifying officers and I are responsible For establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based On our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 8,  2003          /s/   JOHN MORITA
                             ___________________________________
                                   (Signature)

                                   President  and  Chief  Executive  Officer
                             ___________________________________
                                   (Title)

                    CERTIFICATION PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002



I, BRIAN KEJSER, Secretary and Treasurer of Claremont Technologies, Corp. (the "Registrant"), certify that;

1. I have reviewed this quarterly report on Form10-QSB of Claremont Technologies, Corp;

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

4. The registrant's other certifying officers and I are responsible For establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14) and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based On our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  May 8,  2003          /s/ Brian Kejser
                             ___________________________________
                                   (Signature)

                                 Secretary and Treasurer
                             ___________________________________
                                   (Title)

EXHIBIT 99.1



         CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER
                         PURSUANT TO
                  18  U.S.C.  SECTION 1350
                   AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





I, JOHN MORITA, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-QSB of Claremont Technologies, Corp. for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Claremont Technologies, Corp.




By:     /s/ JOHN MORITA
        ------------------------
        John Morita, President
        and Chief Executive Officer

Date:   May 8, 2003

EXHIBIT 99.1


                CERTIFICATION  PURSUANT TO
                  18  U.S.C.  SECTION 1350
                   AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





I, BRIAN KEJSER, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-QSB of Claremont Technologies, Corp. for the quarter ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Claremont Technologies, Corp.




By:     /s/ BRIAN KEJSER
        ------------------------
        Brian Kejser, Secretary
        and Treasurer

Date:  May 8, 2003