Form 10QSB
period 2003-06-30
CLAREMONT TECHNOLOGIES CORP
filed 2003-08-15
CIK 1130128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

 [ ]  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD        TO


                     Commission file number    000-50240

                           CLAREMONT TECHNOLOGIES CORP
     ---------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

           NEVADA                               98-0338263
     ---------------------------------    -------------------------------
    (State or other jurisdiction of       (IRS Employer Identification No.)
     incorporation or organization)

  Suite 1250, 800 West Pender Street
  Vancouver, British Columbia, Canada           V6C 2V6
  ----------------------------------------    -----------
  (Address of principal executive offices)    (Zip Code)

  Issuer's telephone number, including area code:   (604) 880-5555

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

                      5,100,000 shares of $0.001 par value
                Common Stock outstanding as of June 30, 2003




                         PART I:  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS:


                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                                 JUNE 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                                CLAREMONT TECHNOLOGIES CORP
                               (A DEVELOPMENT STAGE COMPANY)

                                      BALANCE SHEET
                                 (STATED IN U.S. DOLLARS)


---------------------------------------------------------------------------------------
                                                                 JUNE 30   SEPTEMBER 30
                                                                   2003        2002
---------------------------------------------------------------------------------------
                                                              (UNAUDITED)    (AUDITED)
ASSETS

CURRENT
  Cash                                                       $         19   $     786
  Prepaid expense (Note 4)                                          4,500       4,500
                                                             --------------------------
                                                                    4,519       5,286

WEBSITE DEVELOPMENT COSTS, net (Note 5)                             3,027       4,717
                                                             --------------------------

                                                             $      7,546   $  10,003
=======================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                   $     73,089   $  48,070

NOTES PAYABLE (Note 6)                                             55,469      49,984
                                                             --------------------------
                                                                  128,558      98,054
                                                             --------------------------

STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL
  Authorized:
    25,000,000 common shares with a par value of $0.001 each

  Issued:
    5,100,000 common shares                                         5,100       5,100

  Additional paid-in capital                                       46,900      46,900

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                 (173,012)   (140,051)
                                                             --------------------------
                                                                 (121,012)    (88,051)
                                                             --------------------------

                                                             $      7,546   $  10,003
=======================================================================================

                          CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF OPERATIONS AND DEFICIT
                                    (UNAUDITED)
                             (STATED IN U.S. DOLLARS)


---------------------------------------------------------------------------------------------
                                                                                  PERIOD FROM
                                                                                    INCEPTION
                                                                                 SEPTEMBER 14
                                         THREE MONTHS ENDED    NINE MONTHS ENDED      1999 TO
                                                JUNE 30              JUNE 30          JUNE 30
                                           2003       2002        2003      2002         2003
---------------------------------------------------------------------------------------------

REVENUE                                $      -  $       -    $      -  $       -   $  30,743
                                      -------------------------------------------------------
EXPENSES
  Amortization                              583        395       1,690      1,165       3,973
  Consulting fees                         3,000      3,000       9,606     15,542      66,852
  Interest and bank charges               1,585      1,335       4,768      3,659      11,972
  Office and sundry                           -          -         155      4,539       5,205
  Professional fees                       2,142      5,457      16,082     16,518      78,274
  Rent                                        -        576           -      7,004       7,004
  Software development                        -          -           -     12,500      12,500
  Computer software rights purchased          -          -           -          -      16,000
  Transfer agent                            515          -         660          -       1,975
                                      -------------------------------------------------------
                                          7,825     10,763      32,961     60,927     203,755
                                      -------------------------------------------------------

NET LOSS FOR THE PERIOD                  (7,825)   (10,763)    (32,961)   (60,927)  $(173,012)

=============

DEFICIT, BEGINNING OF YEAR             (165,187)  (122,448)   (140,051)   (72,284)
                                      --------------------------------------------
DEFICIT, END OF YEAR                  $(173,012) $(133,211)  $(173,012) $(133,211)
==================================================================================

BASIC LOSS PER SHARE                  $   (0.01) $   (0.01)  $   (0.01) $   (0.01)
==================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING   5,100,000   5,100,000   5,100,000  5,100,000
==================================================================================

                                CLAREMONT TECHNOLOGIES CORP
                               (A DEVELOPMENT STAGE COMPANY)

                                 STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                 (STATED IN U.S. DOLLARS)


---------------------------------------------------------------------------------------------------------
                                                                                              PERIOD FROM
                                                                                                INCEPTION
                                                                                             SEPTEMBER 14
                                               THREE MONTHS ENDED       NINE MONTHS ENDED         1999 TO
                                                      JUNE 30                 JUNE30             JUNE 30
                                                2003           2002     2003          2002           2003
-----------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                       $   (7,825)  $ (10,763)  $ (32,961)  $ (60,927)  $(173,012)
  Add:  Item not involving the use of cash:
    Amortization                                     583         395       1,690       1,165       3,973
                          -----------------------------------------------------------------------------------------
                                                  (7,242)    (10,368)    (31,271)    (59,762)   (169,039)
  Change in assets and liabilities:
    Accounts receivable                                -           -           -       8,743           -
    Prepaid expense                                    -         577           -         500     (4,500)
    Accounts payable and accrued liabilities       6,776       9,774      25,019      27,330      73,089
                          -----------------------------------------------------------------------------------------
                                                    (466)        (17)     (6,252)    (23,189)   (100,450)
                          -----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITY
  Website development costs                            -           -           -      (5,000)     (7,000)
                                       -----------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issue of common shares                 -           -           -           -      52,000
  Notes payable                                      485           -       5,485           -      55,469
                          ------------------------------------------------------------------------------------------
                                                     485           -       5,485           -     107,469
                         ------------------------------------------------------------------------------------------

CHANGE IN CASH DURING THE PERIOD                      19         (17)       (767)    (28,189)         19

CASH, BEGINNING OF PERIOD                              -         820         786      28,992           -
                         ------------------------------------------------------------------------------------------

CASH, END OF PERIOD                           $       19   $     803    $     19   $     803   $      19
=========================================================================================================

                                  CLAREMONT TECHNOLOGIES CORP
                                 (A DEVELOPMENT STAGE COMPANY)

                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                          JUNE 30, 2003
                                           (UNAUDITED)
                                     (STATED IN U.S. DOLLARS)


                                  ---------------------------------------------------------------
                                  NUMBER OF              ADDITIONAL     TOTAL
                                   COMMON        PAR      PAID-IN    ACCUMULATED    STOCKHOLDERS
                                   SHARES       VALUE     CAPITAL      DEFICIT         EQUITY
                                  ---------------------------------------------------------------
Balance, September 30, 1999               -  $         -  $      -    $        -   $           -

Issue of common shares at
  $0.001 (issued August 2, 2000)  2,000,000        2,000         -             -           2,000

Issue of common shares at $0.01
  (issued August 31, 2000)        3,000,000        3,000    27,000             -          30,000

Issue of common shares at $0.20
  (issued September 26, 2000)       100,000          100    19,900             -          20,000

Net loss for the year                     -            -         -       (28,687)        (28,687)
                                  ---------------------------------------------------------------

Balance, September 30, 2000       5,100,000        5,100    46,900       (28,687)         23,313

Net loss for the year                     -            -         -       (43,597)        (43,597)
                                  ---------------------------------------------------------------

Balance, September 30, 2001       5,100,000        5,100    46,900       (72,284)        (20,284)

Net loss for the year                     -            -         -       (67,767)        (67,767)
                                  ---------------------------------------------------------------

Balance, September 30, 2002       5,100,000        5,100    46,900      (140,051)        (88,051)

Net loss for the period                   -            -         -       (32,961)        (32,961)
                                  ---------------------------------------------------------------

Balance, June 30, 2003            5,100,000  $     5,100  $ 46,900     $(173,012)  $    (121,012)

===============================================================

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


1.   BASIS OF PRESENTATION

     The financial statements as of June 30, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2002 audited financial statements and notes hereto.


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

     These accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. As at June 30, 2003, the Company has accumulated operating losses of $173,012 since its inception, and has a stockholders' deficiency of $121,012. The continuation of the Company is dependent upon the continuing financial support of creditors and stockholders and obtaining long-term financing as well as achieving a profitable level of operations. Management plans to raise equity capital to finance the operations and capital requirements of the Company. It is management's intention to raise new equity financing of approximately $775,000 within the upcoming year. Amounts raised will be used to complete the development of the "Clear Switch" software, commence development of the Company's web site, undertake an advertising and marketing campaign and purchase of necessary equipment and supplies for the operation of the business. While the company is expending its best efforts to achieve the above plans, there is no assurance that any such activity will generate funds that will be available for operations.

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                   JUNE 30,2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


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

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



4.   PREPAID EXPENSES

                                 JUNE 30   SEPTEMBER 30
                                  2003          2002
                              ---------------------------
     Prepaid consulting fees  $      4,500  $       4,500
                              ===========================

     As at June 30, 2003, the Company has prepaid $4,500 for consulting fees, relating to software development, to be incurred and charged to operations subsequent to June 30, 2003.


5.   WEBSITE DEVELOPMENT COSTS

                                           JUNE 30    SEPTEMBER 30
                                             2003            2002
                                      -----------------------------
     Cost                             $      7,000   $       7,000
     Less:  Accumulated amortization        (3,973)         (2,283)
                                      -----------------------------

                                      $      3,027   $       4,717
                                      =============================

6.   NOTES PAYABLE

                                                                        JUNE 30     SEPTEMBER 30
                                                                          2003           2002
                                                                     ---------------------------
     Notes payable to an officer of the Company are due on
        October 1, 2004, together with interest at 10% per annum,
        compounded annually and payable at maturity                  $     37,469  $      31,984

     Note payable due October 1, 2004, together with interest at
        10% per annum, compounded annually and payable at
        maturity                                                           18,000         18,000
                                                                     ---------------------------

                                                                     $     55,469  $      49,984

===========================

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



7.   RELATED PARTY TRANSACTIONS

     a) During the period ended June 30, 2003, the Company accrued interest of $2,427 (2002 - $1,472) on notes payable to an officer of the Company, and accrued $9,000 in consulting services (2002 - $9,000) pursuant to the agreement referred to in Note 8.

     b) Included in accounts payable and accrued liabilities at June 30, 2003 is $24,635 (September 30, 2002 - $12,763) owing to an officer of the Company.


8.   COMMITMENT

     The Company has entered into an agreement with its president to provide consulting services at $1,000 per month, expiring September 30, 2004.

     The amount paid for consulting services will increase to $5,000 per month upon the Company achieving aggregate financing of $650,000 calculated from October 1, 2000.

9.   SUBSEQUENT EVENT

     Subsequent to June 30, 2003, the Company declared a stock dividend of 3.2 common shares for every 1 share held as of the July 28, 2003 record date.

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS:

Forward Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes. For purposes of this Management's Discussion and Analysis, the words "we" or "our" refer to Claremont Technologies Corp. This discussion and analysis contains forward-looking statements based on our current expectations, assumptions, estimates and projections overview. The words or phrases "believe," "expect," "may," "should," "anticipates," or similar expressions are intended to identify "forward-looking statements". Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties pertaining to our business.

Background information

We were incorporated on September 14, 1999 under the laws of the State of Nevada. At our incorporation, we were engaged in the business of developing an Internet computer software program known as Clear Switch; a program that processes submission of internet web page information to major internet search engines. Subject to the comments below, the main one being the receipt of necessary funding for development and completion of its software, Claremont anticipates that the development of the first tool of its proprietary software, Clear Switch Manager, to be completed by October 2003. The Company plans on integrating the software with the website, so it can be sold immediately after completion. Subsequent products, including the Clear Switch Repeater, the Clear Switch Bridge, the Clear Switch Router, and the Clear Switch Complex expect to be developed and released at a rate of one (1) tool per quarter, depending on sales and financing, until all four tools in the Claremont suite of products are completed. Although we attempted to develop this software program, we suspended these efforts due to our insufficient cash flow and inability to obtain financing to conduct further development of this software program.

We anticipate that the software development costs will be approximately $165,000 over the next twelve (12) months. This number is based on several informal quotations from the software developers, ASDI Technology Inc. and CBI Systems Integrators Inc. A large investment is required in the first tool, the Clear Switch Manager, with subsequent tools being less expensive due to access to developed resources and refined methodologies.

Our ability to continue as a going concern is dependent upon pursuing and developing a sustainable business, the continuing financial support of creditors and stockholders and obtaining long term financing as well as achieving revenue producing operations. Although we plan to raise equity capital to finance our administration and software development requirements and to develop and promote the Clear Switch software program, we may be unable to obtain such financing.
If we fail to raise funds from an equity offering or otherwise obtain financing, our business may fail.

Plan of Operations

We have generated revenues of $30,743 since our inception. We have not attained profitable operations since inception. We do not have sufficient capital to meet our obligations for the next twelve months. As a result, we are dependent for our short term needs upon financing from our management or shareholders; however, we have no agreements with our management or shareholders which would ensure that we receive any such financing. To sustain our operations in the near future and to accomplish our Plan of Operations, we will need funding from other sources. We anticipate that any additional funding will involve the sale of our common stock. We plan to raise $230,000 from the sale of our common stock to accredited investors in private placement transactions to cover our minimum cash requirements; however, we may be unable to raise such funds.

As of June 30, 2003, we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. As a result, our operations have been inactive. Our cash position as of June 30, 2003 was $19. We have accumulated operating losses of $173,012 and we have a working capital deficiency of $121,012. In order to satisfy our ongoing expenses, John Morita, President and Chief Executive Offer, has loaned us a total of $37,469, and a certain shareholder, has loaned us a total of $18,000 since inception.

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

Our Plan of Operations, which will occur over a twelve month period, is contingent upon receiving adequate financing, as follows:

Type of Expenditures		Estimated Annual Amount
---------------------           ------------------------
Software Development Costs             $   165,000

Operating Expenses                     $    35,000

Advertising & Marketing                $    30,000
                                ------------------------
                                       $   230,000

We have no alternative plan of operations. In the event that we do not receive financing or our financing is inadequate or if we do not adequately implement an alternative plan of operations that enables us to conduct operations without having received adequate financing, we may have to liquidate our business and undertake any or all of the following actions:

     o    Sell or dispose of our assets, if any;
     o Pay our liabilities in order of priority, if we have available cash to pay such liabilities;
     o If any cash remains after we satisfy amounts due to our creditors, distribute any remaining cash to our shareholders in an amount equal to the net market value of our net assets;
     o File a Certificate of Dissolution with the State of Nevada to dissolve our corporation and close our business;
     o Make the appropriate filings with the Securities and Exchange Commission so that we will not longer be required to file periodic and other required reports with the Securities and Exchange Commission, if, in fact, we are a reporting company at that time; and
     o Make the appropriate filings with the National Association of Security Dealers to affect a delisting of our common stock.

Based upon our current assets, however, we will not have the ability to distribute any cash to our shareholders.

If we have any liabilities that we are unable to satisfy and we qualify for protection under the U.S. Bankruptcy Code, we may voluntarily file for reorganization under Chapter 11 or liquidation under Chapter 7. Our creditors may also file a Chapter 7 or Chapter 11 bankruptcy action against us. If our creditors or we file for Chapter 7 or Chapter 11 bankruptcy, our creditors will take priority over our shareholders. If we fail to file for bankruptcy under Chapter 7 or Chapter 11 and we have creditors, such creditors may institute proceedings against us seeking forfeiture of our assets, if any.

We don't know and cannot determine which, if any, of these actions we will be forced to take.

If any of these foregoing events occur, you could lose your entire investment in our shares.

There is substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have no established source of revenue. Accordingly, our independent auditors included an explanatory paragraph in their report on our June 30, 2003 financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Nature of Business and Continued Operations

These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might arise from this uncertainty.

In order for us to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms.


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

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management's authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness. During the third quarter of fiscal year 2003, there were no significant changes to this system of internal controls or in other factors that could significantly affect those controls.

                        PART II - OTHER INFORMATION

Item  1.     Legal  Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


Item  2.     Changes  in  Securities

We did not complete any sales of our common stock during our fiscal quarter ended June 30, 2003.


Item  3.     Defaults  upon  Senior  Securities

None


Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ending June 30, 2003.


Item  5.     Other  Information

The Board of Directors of the Company approved a 3.2 for 1 split of its common stock. The stock split was effected by way of a stock dividend to the Company's shareholder's of record on July 28, 2003. Each shareholder of record was issued 2.2 additional shares of the Company's common stock for each 1 share held on the payment date of July 28, 2003. The Company's common stock was traded on a post-split basis on July 29, 2003.


Item  6.     Exhibits  and  Reports  on  Form  8-K.

Exhibit
Number     Description of Exhibit
------
99.1 Certification of Chief Executive Officer pursuant to pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB


REPORTS  ON  FORM  8-K

We did not file any Current Reports on Form 8-K during the fiscal quarter ended June 30, 2003.

On August 6, 2003, we reported with the US Securities and Exchange Commission that a stock dividend of 3.2 common shares for every 1 common share held as of the record date of July 28, 2003 was effected. As of July 29, 2003, the total issued and outstanding shares of the Company is 16,320,000 common shares.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     August 15,  2003


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


Date:  August 15,  2003          /s/   JOHN MORITA
                             ___________________________________
                                   (Signature)

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


Date:  August 15,  2003          /s/ Brian Kejser
                             ___________________________________
                                   (Signature)

                                 Secretary and Treasurer
                             ___________________________________
                                   (Title)

EXHIBIT 99.1



         CERTIFICATION  OF  CHIEF  EXECUTIVE  OFFICER
                         PURSUANT TO
                  18  U.S.C.  SECTION 1350
                   AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





I, JOHN MORITA, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-QSB of Claremont Technologies, Corp. for the quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Claremont Technologies, Corp.




By:     /s/ JOHN MORITA
        ------------------------
        John Morita, President
        and Chief Executive Officer

Date:   August 15, 2003

EXHIBIT 99.1


                CERTIFICATION  PURSUANT TO
                  18  U.S.C.  SECTION 1350
                   AS ADOPTED PURSUANT TO
         SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002





I, BRIAN KEJSER, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-QSB of Claremont Technologies, Corp. for the quarter ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Claremont Technologies, Corp.




By:     /s/ BRIAN KEJSER
        ------------------------
        Brian Kejser, Secretary
        and Treasurer

Date:  August 15, 2003