Form 10KSB
period 2003-09-30
CLAREMONT TECHNOLOGIES CORP
filed 2004-02-04
CIK 1130128

UNITED STATES SECURITIES EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                              FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       FOR FISCAL YEAR ENDED:  September 30, 2003

                       COMMISSION FILE NO.:   000-50240

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM _____ TO _____

                        CLAREMONT TECHNOLOGIES CORP.
          -------------------------------------------------
           (Name of small business issuer in its charter)

            Nevada                            98-0338263
-----------------------------------    -----------------------------
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)


1374 Cartier Place,
Vancouver, BC                                     V6P 2W9
-----------------------------------------    -----------------------
(Address of principle executive offices)        ( Zip Code)

Issuer's telephone number:  (604) 647-3447
                            -----------------------

Former Name and Address:

         Suite 2120, 1066 West Hastings Street
         Vancouver, British Columbia, Canada  V6E 3X3

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

         Common Stock, $0.001 par value
         ------------------------------------
          (Title of Class)

Check whether the issuer (1) filed all reports required to be filed By Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.            YES [x]    NO [ ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-KSB or any amendment to this Form 10-KSB.   [ ]

Issuer's revenues for its most recent fiscal year is NIL.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of January 26, 2004 is $9,955,200. At January 26, 2003 our stock's closing price was $0.61 per share. This price, however, is an inter-dealer price without retail mark-up, mark-down or commission and may not represent an actual transaction.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

24,800,000 SHARES OF $0.001 PAR VALUE COMMON STOCK ARE ISSUED AS OF FEBRUARY 2, 2004 AND 16,320,000 ARE OUTSTANDING.

Transitional Small Business Disclosure Format (check one):
                                                    Yes [ ] No [ x ]

PART 1

Certain statements contained in this Form 10-KSB constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933,as amended (the "Securities Act"), and
Section 21E of the Exchange Act. These statements, identified by words such as "plan", "anticipate," "believe," "estimate," "should," "expect" and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements reflect the current views of management with respect to future events and are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from those described in the forward-looking statements. Such risks and uncertainties include those set forth under the captions "Description of Business", "Management's Discussion and Analysis or Plan of Operation" and elsewhere in this Form 10-KSB. We do not intend to update the forward-looking information to reflect actual results or changes in the factors affecting such forward-looking information.

ITEM 1.  DESCRIPTION OF BUSINESS

Background

We were incorporated on September 14, 1999 under the laws of the state of Nevada. At our incorporation, we were engaged in the business of developing an internet computer software program known as Clear Switch; a program that processes submission of internet web page information to major internet search engines. Subject to the necessary funding for development and completion of its software, Claremont anticipated that the development of the first tool of its proprietary software, Clear Switch Manager, to be completed by October 2003. The Company's plans were to integrate the software with the website, so it can be sold immediately after completion. Subsequent products including the Clear Switch Repeater, the Clear Switch Bridge, the Clear Switch Router, and the Clear Switch Complex were to be developed and released at a rate of one tool per quarter, depending on sales and financing, until all four tools in the Claremont suite of products had been completed. Although we attempted to develop this software program, we suspended these efforts due to our insufficient cash flow and inability to obtain financing to conduct further development of this software program.

In July 2003, the Board of Directors of the Company approved a 3.2 for 1 split of its common stock. The stock split was effected by way of a stock dividend to the Company's shareholders of record as at July 28, 2003. Each shareholder of record was issued 2.2 additional shares of the Company's common stock for each 1 share held on the payment date of July 28, 2003. The Company's common stock was traded on a post-split (ex-dividend) basis on July 29, 2003. As of July 29, 2003, the total issued and outstanding shares of the Company 16,320,000 common shares.

On August 22, 2003, a share exchange agreement between Claremont
Technologies Corp. and the shareholders of Safe Cell Tab, Inc.("SCT"), was executed so the Company can acquire 100% of the shares of Safe Cell Tab Inc. making it a wholly owned subsidiary. As of February 2, 2004 the share exchange agreement has not been completed.

GENERAL

The share exchange agreement of Safe Cell Tab, Inc. was undertaken as a means of complimenting, augmenting and extending the early stage activities and business plans of the Company. The SCT share exchange agreement will result in the addition of gross revenues to the consolidated balance sheet of the Company, as a result of sales from the Safe Cell Tab products, and the acquisition of a master distributor Wi-Fi License which had been acquired and paid for by Safe Cell Tab, Inc.

The Safe Cell tab is a small, thin, oval shaped device designed specifically to help protect the users of cell phones, cordless phones, laptops, microwaves and any other hand held devices such as palm pilots from the potentially harmful and damaging effects of electromagnetic radiation (electromagnetic frequencies or "EMF") which is emitted from these and other electrical devices. The Safe Cell tab simply adheres to the back of the cell phone or electronic device where the waves are absorbed by a conductive fibrous material called 'Shieldron'. The product is designed to reduce the biological effects of long term exposure to EMF.

The Safe Cell tab was designed and patented by a South Korean manufacturing company named Milae Electronics [Korean Patent #094419] and is now distributed under a world wide exclusive distribution and supply agreement by Safe Cell Tab, Inc. The Safe Cell tab product is made from a superconductive polyester fiber. This conductive material blocks EMF waves. Shieldron is manufactured by EM Solutions, Inc. of Soeul, Korea. Conductive fibers were originally developed by NASA (National Aeronautics and Space Administration Agency) to address the hazards associated with radiation from electromagnetic waves in outer space. EM Solutions has taken this technology and/or concept and developed Shieldron. Today, the Shieldron technology is mass produced and the manufacturer, EM Solutions, Inc., carries the Korean NT mark (new technology small and medium business administration), KT mark (ministry of science and technology), and UL mark (standards, tests, and authentication of electrical and electronics industry) of quality assurance and quality control. This technology is used in a wide range of industries to not only help protect humans but also to prevent malfunctioning of devices and damaging effects of EMF radiation.

The Company received two independent laboratory reports testing the Safe Cell tab product. The efficiency tests conducted were performed to US ASTM standards (American Society for Testing and Materials). One report came from the Korea Research Institute of Standards and Science dated July 12, 1993. The other report is from the Kansai Electronic Industry Development Center of Japan dated October 4, 1999. The tests indicated almost no electromagnetic waves remained after filtering through the Shieldron layer. The absorbed electromagnetic waves changed into heat energy and dissipated. The tests were specific to test shielding effectiveness of frequencies up to a range of 1.5 GHz. The tests do not address all of the safety problems associated with its use. The shielding effectiveness is determined by the conductivity of the metal used for the coating. Accordingly, metals such as gold, silver or aluminum will conduct and provide better effect of shielding EMF emissions than that of nickel. The Safe Cell tab product uses aluminum for its coating. Better conductive material will have a better shielding effect.

Recently, SCT acquired the sales, marketing and distribution rights to a new completely 'mobile' Wi-Fi [802.11b] (Wireless Fidelity) distributed wide area network ["DWAN"] system, which utilizes the proven hardware and software commercially viable capabilities of a Wi-Fi system called 'Brilan'. Softhill Technologies, Ltd. developed the Brilan products and partially branded for SCT. The Brilan technology provides connectivity and supporting transmission of data and analog, as well as digital voice. It enables digital and analog phones to be accessed in hard to reach places. To assist in the commercial roll out of the Brilan's technology, the Company may enlist services of other Wi-Fi companies. SCT's latest 802.11b Wi-Fi technology license is also consistent with the Company's mid to long term goals and mandate of establishing itself as a vertically integrated wireless communications company, capable of offering a unique value added series of products and services to its customers.

On October 1 2003, the Company received a letter of interest in becoming an exclusive distributor for the Mobius mobile phone, a unique disposable, battery operated cell phone. This disposable phone attempts to function as an emergency phone and is aimed at the entry level of the consumer cellular phone market. The Company plans to equip the phone with its own Safe Cell tab and proposes to offer the feature to make collect calls without the need for air time or a calling card. Mobius will be ideal for users who don't want long term commitments. Mobius operates solely on three AA batteries which are included with the phone and does not have to be pre-charged. No contract is required. Mobius will be priced reasonably and will be an affordable item for those with either a limited budget or who want security at an economical price.

The Company hopes to be in a position to establish more cost effective and differentiated business solutions for its various products and services throughout the upcoming fiscal 2004 fiscal year. Our ability to continue with the business plan is contingent upon our obtaining additional capital to assist in developing the concept and the new operational plan. We currently have minimal cash reserves and a significant working capital deficit. Accordingly, our ability to pursue our plan of operations is contingent on our being able to obtain funding for the development and commercialization of our products and services. We plan to commence an offering in the form of equity financing from the sale of our common stock in the principal amount of up to $500,000 to persons who are "accredited investors" in private placement transactions. There is no assurance we will be able to raise any funds through this offering.

SUBSIDIARIES

We entered into a share exchange agreement with the shareholders of Safe Cell Tab, Inc. The acquisition of Safe Cell Tab makes it a wholly owned subsidiary of the Company. With the acquisition of Safe Cell Tab, Inc., the Company can further evaluate, develop, manage, fund and exploit the commercialization, sub-license and commercial sale of these assets. As of February 2, 2004, the share exchange agreement has not been completed.

PATENTS AND TRADEMARKS

As of the fiscal year end September 30, 2003, we do not legally own any patents or trademarks. However, we do currently own the internet domain of www.claremont-technologies.com.

AGREEMENTS

On October 1 2003, the Company received a letter of interest from Forward Path LLC in becoming an exclusive distributor for the disposable phones called Mobius. The letter outlined an initial plan for a five year period provided that the Company sells a minimum of 50,000 units within its first year and maintaining a minimum market penetration of 2,500 locations. The Company, in good faith, made an initial payment of $60,000 to acquire 12,500 units of Mobius phones on October 27, 2003. To date, the Company has not taken possession of these Mobius phones as the process of FCC testing and full scale production has been delayed by Forward Path. The Company is in discussions with Forward Path and expects to resolve these issues immediately.

On December 11, 2003 and with the prior written permission from Safe
Cell Tab, Inc., the Company entered into a master sales and distribution agreement for the Safe Cell tab products with a company named Innovative Inventions, Inc. ("I3"). I3 was additionally appointed as both the Company's and SCT's exclusive e-commerce partner. I3 is now responsible for managing the e-commerce sales which have just started to occur via the Company's web site at www.claremont-technologies.com and at SCT's website, www.safecelltab.com. The initial two year term of this agreement requires I3 to purchase a minimum of two hundred thousand (200,000) Safe Cell tab units with a pre-agreed revenue splitting arrangement. The term of this contract may be extended by both parties.

RESEARCH AND DEVELOPMENT EXPENDITURES

As of September 30, 2003 the Company has expended no further monies on either the research and or development of its various products. However, the company loaned $25,000 to SCT to help SCT develop the Safe Cell Tab business.

The company has also undertaken certain development costs which relate to the creation and maintenance of the corporate web site. This process is not yet complete and is still ongoing. The Company anticipates that this ongoing costs will not exceed $3,750 and expects ongoing internet maintenance and support costs to be approximately $300 per month.

In October 2003, the Company expended $60,000 to a company named Forward Path LLC of Overland Park, Kansas as a partial up-front cash payment to acquire a stocking inventory of the Mobius phone along with the exclusive rights to market and sell Mobius phones into various vertical channel markets and retailers associated with the US electronics market.

COMPETITION

The markets and industries defined by the Company's various products and services are new, rapidly evolving and intensely competitive. Claremont expects competition to intensify in the future. Additionally, these markets are highly fragmented, with no clear dominant leader and the barriers to entry are fairly minimal as current and new competitors can commercialize products and services at a relatively low cost and in a fairly short period of time.

The Company anticipates that its major competitors can be divided into the following two groups:

i) Competitors for the Company's Wi-Fi products

- various manufacturers of Wi-Fi hardware and software components;
- distributors of Wi-Fi products and services who mainly re-sell components to specific groups of end users interested in establishing their own Virtual Private Networks; and
- network systems integrators and consultants who have the ability to influence the purchasing decisions of their various end user clients and who represent or promote only select or specific products.

ii) Competitors for the Companies Safe Cell Tab and Mobius phone products

- distributors and re-sellers of cell phones and accessories;
- online retailers of cell phones;
- independent online retailers specializing in cellular phone accessories and alternative health products;
- mail-order and catalog retailers of cellular phone accessories, some of which have already developed online retail outlets;
- direct sales organizations;
- electronic stores specializing in communications and computer equipment;
- merchants and mass market retail chains; and
- manufacturers and resellers of pre paid local and long distance cellular phone cards.

Many of the Company's potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than Claremont currently has. In addition, an online retailer may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies as use of the internet and other electronic services increases. Competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than the Company does. Increased competition may result in reduced operating margins and loss of market share.

The Company believes that the principal competitive factors in its market are:

1. the ability to attract and retain customers;
2. the breadth of product selection;
3. the product pricing;
4. the ability to customize products and labeling;
5. the quality and responsiveness of customer service.

The Company believes that it can compete favorably on these factors. However, the Company will have no control over how successful its competitors are in addressing these factors. In addition, with little difficulty, the Company's online competitors can duplicate many of the products or services offered on the Company's website. The Company believes that its competitors also face several challenges in succeeding:

1. Lack of convenience and personalized service. Traditional retailers have limited store hours and locations. Traditional retailers are also unable to provide consumers with product advice tailored to their particular situation.
2. Limited product assortment. The capital and real estate intensive nature of store-based retailers limit the product selection that can be - economically offered in each store location.
3. Lack of Customer Loyalty. Although the larger traditional retailers often attract customers, many of these customers are only one-time users. People are often attracted to the name brands, but find the products too expensive. It is understood that these are quality products and have value, but the multilevel structure of marketing often employed by large retailers mandate high prices.

REGULATORY ENVIRONMENT

The manufacturing, processing, packaging, labeling and advertising of the products that Claremont sells may be subject to regulation by one or more U.S. federal agencies, including the Federal Trade Commission, and or the Federal Communications Commission ("FCC"). These activities also may be regulated by various agencies of the states, localities and foreign countries in which consumers reside. The Federal Communications Commission, in particular, regulates the manufacture, labeling and distribution of electronic communication devices and related ancillary products, including cellular phones, computer equipment and other electromagnetic frequency emitting devices and products.

Currently the Company is in the process of marketing several electronic communication devices in the United States of America. Some of these devices such as the Mobius phone product require the manufacturer of the Mobius phone to have the prior approval of the FCC before we can market in the United States. In the case of the Mobius phone product, this product requires a series of tests to be performed on a fully functional Mobius phone device by an FCC authorized/recognized testing laboratory in order to demonstrate that this electromagnetic emitting device does not exceed certain pre-set radiation exposure limits for analog and digital phones. For cell phones of this type, the FCC has set a maximum SAR limit of 1.6 watts/kg (2.21 lb) which these cellular phones must not exceed.

Certain other devices such as the Wi-Fi divsion's Brilan 802.11b hardware device, must be "FCC Compliant" prior to being marketed in the United States. This requires the Company and its manufacturer to have test data on file which demonstrates that their devices are compliant with the appropriate FCC guidelines for that particular device. As of September 30, 2003, all of the Company's products have been either FCC approved or are FCC compliant. The company is relying upon information in this regard which it has received from its various device manufacturers as to the validity of these claims.

The FCC may undertake enforcement actions against companies marketing either unapproved, or "adulterated" or "misbranded" products. Various remedies are available to the FCC to either deter and or prosecute suspected offender or violators and may include: criminal prosecution; an injunction to stop the sale of a company's products; seizure of products; adverse publicity; and "voluntary" recalls and labeling changes. FCC regulations require that certain informational labeling be presented in a prescribed manner on certain classes and types of communication products and that these products not be "misbranded". A product may be deemed as unapproved and "misbranded" if it bears improper claims or improper labeling.

In addition to the regulatory scrutiny of the FCC, the advertising and promotion of the Company's products are subject to scrutiny by the Federal Trade Commission. The Federal Trade Commission Act prohibits "unfair or deceptive" advertising or marketing practices, and the Federal Trade Commission has pursued numerous manufacturers and retailers of electronic communications equipment for deceptive advertising or failure to substantiate promotional claims, including, in many instances, claims made via the Internet. The Federal Trade Commission has the power to seek administrative or judicial relief prohibiting a wide variety of claims, to enjoin future advertising, to seek redress or restitution payments and to seek a consent order and seek monetary penalties for the violation of a consent order. In general, existing laws and regulations apply fully to transactions and other activity on the Internet. The Federal Trade Commission is in the process of reviewing its policies regarding the applicability of its rules and its consumer protection guides to the Internet and other electronic media. The Federal Trade Commission has already undertaken a new monitoring and enforcement initiative "Operation Cure-All," targeting allegedly bogus health claims for products and treatments offered for sale on the Internet. Many states impose their own labeling or safety requirements that differ from or add to existing federal requirements.

The Company cannot predict the nature of any future U.S. laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. Although the regulation of electronic equipment and or devices is less restrictive than certain other devices, the Company cannot assure you that the current statutory scheme and regulations applicable to its products will remain less restrictive. Further, Claremont cannot assure you that, under existing laws and regulations, or if more stringent statutes are enacted, regulations are promulgated or enforcement policies are adopted, it is or will be in compliance with these existing or new statutes, regulations or enforcement policies without incurring material expenses or adjusting its business strategy. Any laws, regulations, enforcement policies, interpretations or applications applicable to Claremont's business could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation. Finally, Claremont is not aware of any environmental laws that are applicable to the operation of its business.

REGULATION OF THE INTERNET

In general, existing laws and regulations apply to transactions and other activity on the internet; however, the precise applicability of these laws and regulations to the internet is sometimes uncertain. The vast majority of such laws were adopted prior to the advent of the internet and, as a result, do not contemplate or address the unique issues of the internet or electronic commerce. Nevertheless, numerous federal and state government agencies have already demonstrated significant activity in promoting consumer protection and enforcing other regulatory and disclosure statutes on the internet. Additionally, due to the increasing use of the internet as a medium for commerce and communication, it is possible that new laws and regulations may be enacted with respect to the internet and electronic commerce covering issues such as user privacy, freedom of expression, advertising, pricing, content and quality of products and services, taxation, intellectual property rights and information security. The adoption of such laws or regulations and the applicability of existing laws and regulations to the internet may impair the growth of internet use and result in a decline in the Company's sales.

A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the internet, and certain states have taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium on new state and local taxes on internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon internet commerce. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the internet and, as a result, adversely affect the Company's opportunity to derive financial benefit from such activities.

EMPLOYEES

Claremont is a development stage company that currently has one employee. The Company is currently managed by Mr. Dan Steer, Chief Executive Officer. Mr. Steer is a part-time employee. As soon as time and finances permit, the Company plans to hire additional employees for its US based operations especially in the areas of finance, sales, marketing and investor/public relations. To ensure that the most appropriate and qualified employees are hired, the Company anticipates either hiring a qualified human resources person or outsourcing this responsibility to a qualified third party who is qualified to aid in this selection process. Claremont may also choose to outsource some of its marketing roles by utilizing a series of independent contractors based on the projected size of the market and the compensation necessary to retain qualified employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's head offices are located at 1374 Cartier Place, Vancouver, BC, V6P 2W9 Canada. The Company's phone number is 604-
647-3447. We are currently sharing office space with Safe Cell Tab, Inc.

ITEM 3.  LEGAL PROCEEDINGS

To the knowledge of the board of directors of Claremont, the Company is not currently party to any legal proceeding or litigation and none of our property is the subject of a pending legal proceeding. We know of no other threatened legal proceeding against the Company.

ITEM 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2003, the majority stockholders approved a 3.2:1 forward stock split.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market Information

Prior to February 2003, there was no trading market for our common stock. We obtained a trading symbol of "CTTG" and began trading on the NASD Over-the-Counter Bulletin Board in February 2003.
Although we have a listing on the Bulletin Board, there is no assurance that an active, liquid market for our common stock will develop or that a trading market will continue.

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board at the present time. At January 26, 2004, our stock's closing price was $0.61 per share. This price, however, is an inter-dealer price without retail mark-up, mark-down or commission and may not represent an actual transaction. The high and low trades for our shares for each quarter of actual trading were:

                                                 HIGH              LOW
                                               ---------        ---------
     2003*

     Second Quarter                            $  0.00          $  0.00
     Third Quarter                             $  0.00          $  0.00
     Fourth Quarter                            $  0.99          $  0.00


* The prices are all "closing" prices and appear as approximate figures and retroactively reflect the 3.2 for one stock split in July 2003.

The Security and Exchange Commission has adopted a Rule that defines a "penny stock" for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. Our common stock is presently considered a "penny stock" and is subject to such market rules. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the Commission, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d)contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines terms that are significant in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgement of the receipt of a risk disclosure statement, a written agreement of transactions involving penny stock and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

Holders of Common Stock

There are 24,800,000 outstanding common shares as of February 2, 2004 held by approximately 49 registered stockholders of our common stock. Based on the information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock does not exceed 200. Our shares of common stock are currently traded on the Over-the-Counters Bulletin Board under the symbol "CTTG".

Stock Option Grants

To date, we have not granted any stock options.

Dividends

Since our inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. There are no restrictions in our Articles of Incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

i) we would not be able to pay our debts as they become due in the usual course of business; or

ii) our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have neither declared nor paid any cash dividends on our capital stock and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain any earnings in order to finance the expansion of our operations. Our board of directors will determine future declaration and payment of dividends, if any, in light of the then-current conditions they deem relevant and in accordance with the Nevada Revised Statutes.

Recent Sales of Unregistered Securities

On August 22, 2003 we entered into a share exchange agreement with the shareholders of Safe Cell Tab, Inc. The acquisition of Safe Cell Tab makes it a wholly owned subsidiary of the Company. As of February 2, 2004, the share exchange agreement has not been completed due to certain conditions precedent which had not been satisfied. The Company is required to issue 1,000 shares of its common stock for each common share of Safe Cell Tab's shares of shareholders on record as at August 22, 2003. A total of 8,480,000 common shares were recently issued and not outstanding to shareholders of Safe Cell Tab Inc. The shares issued constituted restricted securities under the United States Securities Act of 1933 (the "1933 Act") and were issued pursuant to an exemption from the registration requirements of the 1933 Act. None of the securities issued were registered.

On September 26, 2000, we completed an offering of 100,000 shares of our Common stock at a price of $0.20 per share to a total of 20 purchasers. The total amount we received form this offering was $20,000. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he (she) was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his (her) intention to acquire the securities for investment only and not with a view toward distribution. The shares issued constituted restricted securities under the United States Securities Act of 1933 (the "1933 Act") and were issued pursuant to an exemption from the registration requirements of the 1933 Act. None of the securities issued were registered.

On August 31, 2000, we completed an offering of 3,000,000 shares of our Common stock at a price of $0.01 per share to a total of 14 purchasers. The total amount we received form this offering was $30,000. We completed the offering pursuant to Regulation S of the Securities Act. Each purchaser represented to us that he (she) was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. Each purchaser represented his (her) intention to acquire the securities for investment only and not with a view toward distribution. The shares issued constituted restricted securities under the United States Securities Act of 1933 (the "1933 Act") and were issued pursuant to an exemption from the registration requirements of the 1933 Act. None of the securities issued were registered.

On July 28, 2000, we completed an offering of 2,000,000 shares of our Common stock at a price of $0.001 per share to a total of one director. The total amount we received form this offering was $2,000. We completed the offering pursuant to Regulation S of the Securities Act. The director represented to us that he was a non-US person as defined in Regulation S. We did not engage in a distribution of this offering in the United States. The director represented his intention to acquire the securities for investment only and not with a view toward distribution. The shares issued constituted restricted securities under the United States Securities Act of 1933 (the "1933 Act") and were issued pursuant to an exemption from the registration requirements of the 1933 Act. None of the securities issued were registered.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this annual report for the year ended September 30, 2003. This annual report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

During the period up to September 30, 2003, the Company was primarily engaged in the execution of the share exchange with the Safe Cell Tab business. This exchange was effectuated on August 22, 2003. Since this time, the Company devoted efforts to establish a new business. Numerous organizational and re-structuring activities have occurred along with a significant shift in the company's current business focus.

For at least the first two quarters of the current fiscal 2004 year, the Company anticipates incurring further losses as a result of organizational expenses associated with setting up a company structure which is capable of implementing its new business plan which amongst other things, includes the completion of the share exchange agreement and the operating and managing of the SCT. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

Subsequent to the fiscal year ending September 30, 2003, the Company entered into material business arrangements in an attempt to further promote its newly acquired business combinations and activities. If the Company either raises additional capital or engages in a business combination transaction that implicitly increases the value of the Company, shareholders may not personally recognize the increase in value. For example, if the Company raises additional capital in the future at $0.03 per share, even if there is a market for the Company's stock, it may not support enough volume to permit a shareholder to liquidate shares at a profit. Similarly, a business combination transaction could result in any consideration being paid either to the Company or a significant shareholder such as Dan Steer, and minority shareholders would simply continue to own shares in the resulting business.

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Up until September 30, 2003 the company had not managed to generate any additional revenues or funding. The Company estimates that it will need additional capital investment through private placement funding of approximately $500,000 in order to generate positive cash flow from its operations and to carry out its business plan. As of September 30, the company has not secured any of these additional funds. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

If Claremont was able to raise the additional funding of $500,000 in private placement transactions over the next twelve months to cover its minimum cash requirements to persons who are "accredited investors", it would be allocated as follows:

$ 300,000 to engage further managers and staff in the sales, marketing and investor relations departments of our US offices;
$  50,000 for outsourced advertising, graphic artwork and printing of marketing materials;
$  75,000 for operational infrastructure costs including rent, communications, consumable supplies and travel;
$  75,000 to acquire additional product inventory.

In the process of carrying out its business plan, the Company may determine that it cannot raise sufficient capital to support any of its business divisions on acceptable terms, or at all. The Company's board of directors has a fiduciary duty to act in the best interests of the corporation and its shareholders. The board of directors may decide that it is in the best interests of the corporation and its shareholders to liquidate the business, enter into a new line of business or engage in a business combination with another business.

Other than those rights and assets which may enured to the Company as a result of the share exchange agreement with Safe Cell Tab, Inc. on August 22, 2003, the Company was not party to any contracts, letters of intent, commitments or agreements and is not currently engaged in active negotiations with respect to any acquisitions other than those which have been otherwise described on its current websites. Although the Company does not presently intend to enter into a new line of business or business combination other than those which will occur as a result of the SCT share exchange, it reserves the right to change its mind in an attempt to either complement or accentuate its current business initiatives.

The Company's financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At September 30, 2003 we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of September 30, 2003 was $1,850. Since inception, we have recognized no revenue. We have accumulated operating losses of $187,208 and we have a working capital deficiency of $135,208. At the present time, and over the next twelve months, our primary focus will be to develop our new initiatives and operational plan, to establish sales and to explore various methods for raising additional funds.

We are presently in the development and promotional stages of our business and we can provide no assurance that we will be successful with our efforts to establish any revenue. All required administrative expenses are currently being paid by directors of the Company subject to reimbursement. In order to pursue our existing operational plan, we are dependent upon the continuing financial support of creditors and stockholders until such time when we are successful in raising equity capital to finance the operations and capital requirements of the Company or until such time that we can generate our own revenue from our various divisions.

RISK FACTORS

Dependence upon external financing

It is imperative that we raise additional capital to complete our operational plan to promote and commercialize our newly acquired business combinations and activities. We will also require funds to sustain our business operations if we are not successful in earning revenues from our various divisions. We estimate that we would require additional funding of $500,000 to pursue our business strategy. If we are unable to obtain equity financing upon terms that our management deems sufficiently favourable, or at all, it would have a material adverse impact upon our ability to expand our current operational plan. Any sale of share capital will result in dilution to existing shareholders.

Dependence on key management

Our success is highly dependent upon the continued services of Mr.
Dan Steer, our Chief Executive Officer. If Mr. Steer were to leave us, it could have a materially adverse effect upon our business and operations. We anticipate entering into employment contract with Mr. Steer but can provide no assurance that we will come to terms for such employment agreements.

Dependence on market penetration of our products

Our internal market analysis has determined that there is a market for our products within the electronics industry and related cellular phone industry. These markets are defined by a specific customer demographic. If the Company's market analysis proves to be incorrect and or inaccurate, this could have an adverse effect on the Company's ability to successfully commercialize on its various products and achieves its anticipated profitability. If we are unsuccessful in addressing these risks, our business will most likely fail.

We are in our early stages of development and face a risk of business failure

We are in our early stages of development and have just engaged a few companies to market, sell and distribute our products. We have no way to evaluate the likelihood that we will be able to operate the business successfully. The likelihood of success must be considered in light of the problems, expenses, difficulties, and complications and delays encountered in connection with the technology industry. We recognize that if we are unable to generate significant revenues from our various divisions, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

We may not be able to sell our products

In the event that our products are successful, we may be unable to sell our products. There can be no assurance that we will be able to sell our products at all, or enough at prices to maintain operations.

We may suffer product liability from manufacturing defects

In the event that our products are successful, we may suffer substantial product liability from mass manufacturing due to defects. There can be no assurance that all products will function properly. We do not currently maintain insurance for our products and product liability resulting from manufacturing defects. Our manufacturers agreed to replace all defective products at their expense.

If there is a market for our common stock, our stock price may be volatile

If there's a market for our common stock, we anticipate that the market price of our common stock will be subject to wide fluctuations in response to several factors, including:

1)   actual or anticipated variations in our results of operations;
2)   our ability or inability to generate new revenues;
3)   increased competition; and
4)   conditions and trends in the technology industry.

Further, because our common stock is traded on the NASD over-the-counters bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock.

Our shares constitute as penny stock

The shares of our common stock constitute penny stock under the Securities and Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in Claremont Technologies Corp will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

ITEM 7.  FINANCIAL STATEMENTS

Our financial statements are stated in United States dollars and are prepared in accordance with the United States generally accepted accounting principles. The audited financials statements ended September 30, 2003, the independent auditor's report, and the notes to the financial statements are attached as Exhibit 13 with this filing.


Index to Financial Statements:

1.     Independent Auditors' Report;

2.     Audited Financial Statements

a.   Balance Sheets as at September 30, 2003 and 2002;
b. Statements of Changes in Capital Deficit for the period from September 14, 1999 (inception) to September 30,
     2003;
c.   Statements of Operations for the years ended
     September 30, 2003 and 2002 and for the cumulative period from September 14, 1999 (inception)to September 30, 2003
d.   Statements of Cash Flows for the years ended
     September 30, 2003 and 2002 and for the cumulative period from September 14, 1999 (inception) to September 30, 2003;
e.   Summary of Significant Accounting Policies
f.   Notes to Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to him by others within those entities.

(b) Changes in internal control over financial reporting. There were no significant changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Board of Director Members:

As of September 30, 2003 the Company's Board of Directors was comprised of the following five (5) board members:

Mr. Daniel J Steer - Chairman
Mr. John Morita - Director -  Resigned December 01, 2003
Dr. Andrew J.M. Willoughby - Resigned January 31, 2004
Dr. Graham M. Willoughby - Resigned December 01, 2003
Mr. Donald G. Walker - Resigned December 01, 2003

On January 31, 2004, Dr. Andrew Willoughby resigned his position as Director, President and Chief Operating Officer of the Company. As of February 3, 2004 the Company currently has two directors.

On December 01, 2003 Mr. John Morita resigned his position as
Director and Chief Financial Officer of the Company, and Mr. Donald Walker and Dr. Graham Willoughby resigned as Directors of the Company on December 01, 2003.

On August 22, 2003, and as a condition to the execution of Claremont's share exchange agreement with Safe Cell Tab Inc., Mr.
Brian Kejser submitted his resignation as Claremont's Secretary, Treasurer and director and Mr. Dan Steer joined Mr. John Morita as Claremont's second board member. The Company's new board of directors then passed the following board resolutions:

i) appointment of Dan Steer as Claremont's new Secretary, Treasurer and Chief Executive Officer and appointment of John Morita as the Chief Financial Officer;

ii) to increase the number of Board member seats from two to five and the appointment of Dr. Graham Willoughby, Dr. Andrew
Willoughby and Mr. Don Walker as the three additional Board of Director members of Claremont;

iii) Dr. Andrew Willoughby was then further appointed as President and Chief Operating Officer of Claremont Technologies.

The following table sets forth the name, age and position of each of the current directors and executive officers of Claremont at January 27, 2004:


Name                     Age  Position
--------------------------------------------------------------------
Mr. Daniel J. Steer 	  70   Chief Executive Officer, Chairman


Mr. Daniel J. Steer - Chairman & CEO.   Over the past forty years,
Mr. Steer has been actively involved in almost every aspect of the sales and marketing business - as a result of which, Mr. Steer has created and managed literally dozens of sales and marketing programs for companies ranging in size from small enterprising private businesses to much larger multinational conglomerates. Mr. Steer started his career in the Wholesale Lumber business, working very quickly up to National Sales Manager (1954) for one of the largest lumber wholesalers in the Pacific Northwest and then moved up to become General Manager of the third largest wholesaler in North America. As a relentless entrepreneur, Mr. Steer has created, founded, developed, managed and funded many, many companies, spanning a wide range of industries that include mining, lumber, high tech wireless communications, on-line debit card programs, healthcare and sports related operations. In 1989 Mr. Steer formed D J Modern Mill Consultants, Inc. which to this very day still provides a wide range of Consulting & Financing services to the secondary lumber and mining industry. From 1991 to 2002 Mr. Steer raised over Four (4) Million USD for various projects and clients. As Founder of Safe Cell Tab Inc., and now Chairman and CEO of Claremont, Mr. Steer clearly understands just how critically important a strong management team is to the overall success of any business initiative. It is for this reason that Mr. Steer has made a career out of surrounding himself with dedicated professionals who have the requisite expertise.

TERM OF OFFICE

Our officers are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SECTION  16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

As of September 30, 2003 there were no officers or directors of the company which had failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

                            Number   Transactions   Known Failures
                            Of late   Not Timely      To File a
Name and principal position Reports    Reported     Required Form
--------------------------  -------  -------------- -------------
Daniel Steer
Chairman                     0             0               0
& CEO

Dr. Andrew Willoughby*       0             0               0
President and COO
Director

Dr. Graham Willoughby*       0             0               0
Director

Donald Walker *
Exec.VP Sales                0             0               0
and Licensing
Director

John Morita*
CFO                          0             0               0
Director


* John Morita resigned as Director and CFO effective December 1, 2003 and Donald Walker and Graham Willoughby resigned as Directors effective December 01, 2003. Andrew Willoughby resigned as Director, President and Chief Operating Officer effective January 31, 2004.

ITEM 10. EXECUTIVE OFFICERS COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended September 30, 2003. No officers or directors received annual compensation in excess of $100,000 during the last two complete fiscal years.

               Fiscal Year 2003 Officers Annual Compensation Table

                           Annual  Compensation         Long  Term  Compensation
                           --------------------         ------------------------
                                                Other
All
                                                Annual
Other
                                                Compen  Restricted
Com-
                                                sation  Stock    Options/  LTIP
pen-
Name            Title     Year  Salary   Bonus  (stock) Awarded  SARs (#)  payouts ($)
sation
------------  ----------  ----  -------  -----  ------  -------  --------  ----------- ------

Daniel       Chairman,    2003  $0 (1)      0      0      0        0            0      0
J. Steer     CEO

Dr. Andrew   President
Willoughby   & COO
	     Director     2003  $0 (2)      0      0      0        0            0      0

John         CFO          2003  $12,000 (3) 0      0      0        0            0      0
Morita       Director

Donald       Director,    2003  $0 (5)      0      0       0       0            0      0
Walker       VP Channel
             Market &
             Licensing

Graham       Director     2003  $0          0      0       0       0            0      0
Willoughby


(1) During the fiscal year ended September 30, 2003, Mr. Daniel Steer received $3,500 cash remuneration from Claremont's wholly owned subsidiary Safe Cell Tab, Inc., which was paid to Mr. Steer's company - DJ Modern Mill Consultants, Inc.

(2) During the fiscal year ended September 30, 2003, Dr. Andrew
Willoughby received $4,500 cash remuneration from Claremont's wholly owned subsidiary Safe Cell Tab, Inc.

(3) Mr. Morita was the Company's former president and chief executive officer. Mr. Morita has not received any of this $12,000 shown as a salary. This amount has been deferred due to the financial constraints of the Company.

Note: Due to the financial constraints of the company none of the officers or directors received any form salary during the fiscal year ending September 30, 2003, except as noted on (1),(2) and (3)

Employment/Consulting agreements

We do not have an employment or consultant agreement with Mr. Dan
Steer, our Chief executive officer and a director.  Mr. Steer provides his services to us on a part-time basis. Effective October 1, 2003, the Company began paying Mr. Steer a management fee in the
amount of $1,000 per month.   Due to the Company's financial
condition, Mr. Steer's management fees have not been paid and instead have been accrued as an expense.

We have an executive consulting agreement with Mr. John Morita, former president of the Company and former chief financial officer and director of the Company. The Company began paying Mr. Morita an executive consulting fee in the amount of $1,000 per month since the inception of the Company. Due to the Company's financial condition, Mr. Morita's fees have not been paid and instead have been accrued as an expense. As of September 30, 2003, the Company owes Mr. Morita $19,800. Mr. Morita recently tendered his resignation.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

Committees of the Board

We do not have an audit or compensation committee at this time.

Director Compensation

We do not have a compensation committee. We may reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended September 30, 2003.

We have no formal plan for compensating our directors for their service in their capacity as directors. The board of directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for his or her services as a director, including committee participation and or past assignments.

The Company did not adopt any compensation committee or compensation policies. See "Certain Relationships and Related Transactions." Other than as detailed above, the Company has no stock option, retirement, incentive, defined benefit, actuarial, pension or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11. SECURTIY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The following table sets forth, as of September 30, 2003, Claremont's outstanding common stock owned of record or beneficially by each executive officer and director and by each person who owned of record, or was known by the Company to own beneficially, more than 5% of its common stock, and the shareholdings of all Executive Officers and Directors as a group. Each person has sole voting and investment power with respect to the shares shown.

As of September 30, 2003 the total number of issued and outstanding common shares in the Company was 16,320,000. 5% of which equals 816,000 shares. As at February 2, 2004, the total number of issued common shares in the Company was 24,800,000 of which 16,320,000 are outstanding. The common shares of 8,480,000 in connection to the SCT share exchange agreement has not been released. Below represent the share positions of all officers and directors of the Company as of February 2, 2004 in anticipation of the completion of the SCT share exchange agreement:


CURRENT  OFFICERS  AND  DIRECTORS
Common Stock       Dan Steer   (1)                           Nil shares    Nil%
                   Director, Secretary/Treasurer
		       Chief Executive Officer
                   1374 Cartier Place,
                   Vancouver, BC V6P 2W9

                                                         -------------    -------
                                                             Nil shares    Nil%
Total combined share position of all executive
Officers and directors as a group consists of two
(2) persons                                                  Nil shares    Nil%.

FORMER OFFICERS AND DIRECTORS

Common Stock       John Morita                          6,400,000 shares   25.81%
                   former Director and
                   former President and
                   former Chief Financial Officer
                   145, West 44th Avenue
                   Vancouver, BC  V5Y 2V3

Common Stock       Mr. Donald G Walker                       Nil shares    Nil%
		   former Director
                   133 Ward St
                   Larkspur, CA USA 94939

Common Stock	   Dr. Graham Willoughby   (2)	             Nil shares    Nil%
		   former Director
	           Suite 123, 8415 Granville St.
		   Vancouver, BC V6P 4Z9

Common Stock       Dr. Andrew Willoughby	             Nil shares    Nil%
                   former Director and
                   former President and
		   former Chief Operating Officer
                   Suite 123, 8415 Granville St.
		   Vancouver, BC V6P 4Z9

Common Stock       Brian Kejser                              Nil  Shares    Nil%
                   former Director and
                   former Secretary and
                   former Treasurer
                   1818 Draycott Road
                   North Vancouver, BC V7J 1V3

 5%  STOCKHOLDERS

Common Stock       DJ Modern Mill Consultants Inc.   1,973,000 Shares (1)   7.9%
                   1374 Cartier Place,
                   Vancouver, BC V6P 2W9

--------------------------------------------------------------------
(1)	DJ Modern Mill Consultants Inc. is owned and operated by Mr.
Dan Steer, President, whom is the sole controlling shareholder of DJ Modern Mill Consultants Inc. DJ Modern Mill Consultants Inc., holds a 7.9% interest of Common stock in Claremont Technologies.

(2) Dr. Graham Willoughby is the beneficial owner of 212,625 shares of the company's common stock because of his 43.75% equity ownership in CIBRON Corporation which became a shareholder of the company's stock as a result of the share exchange with Safe Cell Tab, Inc.
-------------------------------------------------------------------

Except as otherwise noted, it is believed by us that all persons have full voting and investment power with respect to the shares indicated. Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase the common stock of Claremont. There were no rights outstanding as of February 2, 2004 entitling owners to acquire our common stock within 60 days.

Mr. John Morita entered into an agreement with a current and several past members of the board of directors of the Company to sell
6,000,000 shares of common stock of the Company. Certain conditions were not met and the agreement has not been completed at this time.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director, executive officer or nominee for election as a director of the Company and no owner of five percent or more of Claremont's outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000 except as noted above.

In October 2003, the Company secured financing in the amount of $60,000, from a third party to be advanced to the Company as an unsecured demand loan. The advances will bear interest at the rate of 12% and interest will be payable annually. There is no repayment schedule at this time.

In August 2003, the Company secured financing in the amount of $72,000 from a third party to be advanced to the Company as an unsecured demand loan. The advances will bear interest at the rate of 12% and interest will be payable annually. There is no repayment schedule at this time.

The services of John Morita were provided to us pursuant to an executive consulting agreement between Mr. Morita and the Company. We paid Mr. Morita a consulting fee of $1,000 per month in consideration for his providing management and administration services to us. The management agreement was for a term commencing September 14, 1999 and it expired November 30, 2003 when Mr. Morita tendered his resignation.

Mr. Morita advanced to the Company the amount of $56,000 as a shareholder's loan during the year ended September 30, 2003. The loan was unsecured and did not have any fixed terms of repayment.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits  and  Index  of  Exhibits

  Exhibit
  Number                         Description of Exhibit
--------------     -------------------------------------------------
 10.1                Share Exchange Agreement between the Company and
                     the Safe Cell Tab, Inc. (1)
 13.1                Audited Financials Statements for the year ended
                     September 30, 2003 (2)
 31.1                Certification 302, CEO (2)
 32.1                Certification 906, CEO (2)
 --------------     -------------------------------------------------

(1) Previously filed with the Securities and Exchange Commission as an exhibit to the Form 8-K dated September 4 and December 4, 2003.
(2)     Attached as exhibit to the current Form 10-KSB


(b)     Reports  on  Form  8-K.

On August 6, 2003, we reported with the US Securities and Exchange Commission that the Company effected a forward split of 3.2 shares for 1 split of its common stock. The stock split was effected by way of a stock dividend to the Company's shareholders of record on July 28, 2003. Each shareholder of record was issued 2.2 additional shares of the Company's common stock for each 1 share held on the payment date of July 28, 2003.

On September 4 and December 4, 2003, we reported with the US Securities and Exchange Commission that we had entered into a Share Exchange Agreement between the shareholders of the Safe Cell Tab, Inc. and the Company. The subsequent filing reported the audited financial information of the Safe Cell Tab, Inc., a wholly owned subsidiary. The Safe Cell Tab, Inc. provided an audited financials as well as a proforma unaudited financials as of September 30, 2002, as if the transaction was completed and all obligations had been assumed as of September 30, 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended September 30, 2003 and 2002 for professional services rendered by the principal accountant for the audit of Claremont's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were estimated at $5,000 and $4,200 respectively.

AUDIT RELATED FEES

None

TAX FEES

None

ALL OTHER FEES

None

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CLAREMONT TECHNOLOGIES CORP.


By:  /s/  Dan Steer
     ___________________________________
     Dan Steer, Chief Executive Officer and Director
     Date:     February 3, 2004


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:  /s/ DAN STEER
     ___________________________________
     DAN STEER, Principal Executive Officer
     Principal Accounting Officer, director


     Date:     February 3, 2004