Form 10QSB
period 2003-12-31
CLAREMONT TECHNOLOGIES CORP
filed 2004-02-24
CIK 1130128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

 [ ]  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD        TO


                     Commission file number    000-50240

                           CLAREMONT TECHNOLOGIES CORP
     ---------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

           NEVADA                               98-0338263
     ---------------------------------    -------------------------------
    (State or other jurisdiction of       (IRS Employer Identification No.)
     incorporation or organization)

  #231, 6540 EAST HASTINGS STREET
  BURNABY, BC CANADA                           V5B 4Z5
  ----------------------------------------    -----------
  (Address of principal executive offices)    (Zip Code)

  Issuer's telephone number, including area code:   (604) 720-2185

               1374 CARTIER PLACE, VANCOUVER, BC   V6P 2W9
              ---------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                    16,320,000 shares of $0.001 par value
                Common Stock outstanding as of December 31, 2003




                         PART I:  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS:


                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS


                                 DECEMBER 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                                CLAREMONT TECHNOLOGIES CORP
                               (A DEVELOPMENT STAGE COMPANY)

                                      BALANCE SHEETS
                                 (STATED IN U.S. DOLLARS)


---------------------------------------------------------------------------------------
                                                                DECEMBER 31 SEPTEMBER 30
                                                                   2003        2003
---------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                                       $          -   $   1,850
  Prepaid expense                                                  60,000           0
                                                             --------------------------
                                                                   60,000       1,850

LOAN RECEIVABLE (Note 4)                                           25,000      25,000
WEBSITE DEVELOPMENT COSTS, net (Note 5)                             2,083       2,500
                                                             --------------------------

                                                             $     87,083   $  29,350
=======================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                   $     63,011   $  63,849
  Current portion of notes payable                                 72,000      72,000

NOTES PAYABLE (Note 6)                                            106,340      28,709
                                                             --------------------------
                                                                  241,351     164,558
                                                             --------------------------

STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL
  Authorized:
   25,000,000 common shares with a par value of $0.001 each

  Issued:
    16,320,000 common shares at December 31, 2003                  16,320      16,320
               and September 30, 2003

  Additional paid-in capital                                       35,680      35,680

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                 (206,268)   (187,208)
                                                             --------------------------
                                                                 (154,268)   (135,208)
                                                             --------------------------

                                                             $     87,083   $  29,350
=======================================================================================

                          CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                       STATEMENTS OF OPERATIONS AND DEFICIT
                                    (UNAUDITED)
                             (STATED IN U.S. DOLLARS)


---------------------------------------------------------------------------------------------
                                                                                  PERIOD FROM
                                                                                    INCEPTION
                                                                                 SEPTEMBER 14
                                                              THREE MONTHS ENDED      1999 TO
                                                                 DECEMBER 31      DECEMBER 31
                                                                  2003      2002         2003
---------------------------------------------------------------------------------------------

REVENUE                                                       $      -  $       -   $  30,743
                                                              -------------------------------
EXPENSES
  Amortization                                                     417        523       4,917
  Consulting fees                                               11,256      3,606      84,363
  Interest and bank charges                                      4,083      1,476      19,087
  Office and sundry                                                295        155       5,521
  Professional fees                                              2,984      7,301      80,004
  Rent                                                               -          -       7,004
  Software development                                               -          -      17,000
  Computer software rights purchased                                 -          -      16,000
  Transfer agent                                                    25          -       3,115
                                                              -------------------------------
                                                                19,060     13,061     237,011
                                                              -------------------------------

NET LOSS FOR THE PERIOD                                        (19,060)   (13,061)  $(206,268)
                                                                                    ==========

DEFICIT, BEGINNING OF YEAR                                    (187,208)  (140,051)
                                                              --------------------
DEFICIT, END OF YEAR                                         $(206,268) $(153,112)
==================================================================================

BASIC LOSS PER SHARE                                         $   (0.01) $   (0.01)
==================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING                          16,320,000 16,320,000
==================================================================================

                                CLAREMONT TECHNOLOGIES CORP
                               (A DEVELOPMENT STAGE COMPANY)

                                 STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                 (STATED IN U.S. DOLLARS)


                                                                            PERIOD FROM
                                                                              INCEPTION
                                                                           SEPTEMBER 14
                                               THREE MONTHS ENDED               1999 TO
                                                   DECEMBER 31              DECEMBER 31
                                                2003           2002                2003
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                       $  (19,060)  $  (13,061)      $ (206,268)
  Add:  Item not involving the use of cash:
    Amortization                                     417          523            4,917
                                              ----------------------------------------
                                                 (18,643)     (12,538)        (201,351)
  Change in assets and liabilities:
    Accounts receivable                                -            -                -
    Prepaid expense                              (60,000)           -          (60,000)
    Accounts payable and accrued liabilities        (838)      11,752           63,011
                                              ----------------------------------------
                                                 (79,481)        (786)        (198,340)
                                               ----------------------------------------

CASH FLOWS FROM INVESTING ACTIVITY
  Loan receivable                                      -           -           (25,000)
  Website development costs                            -           -            (7,000)
                                            ----------------------------------------
                                                                               (32,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issue of common shares                 -           -            52,000
                                77,631           -           178,340
                                              ----------------------------------------
                                                  77,631           -           230,340
                                              ----------------------------------------

CHANGE IN CASH DURING THE PERIOD                  (1,850)        (786)               -

CASH, BEGINNING OF PERIOD                          1,850          786                -
                                              ----------------------------------------

CASH, END OF PERIOD                           $        -   $        -    $           -
======================================================================================

                                  CLAREMONT TECHNOLOGIES CORP
                                 (A DEVELOPMENT STAGE COMPANY)

                    STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                           (UNAUDITED)
                                     (STATED IN U.S. DOLLARS)


                                  ---------------------------------------------------------------
                                  NUMBER OF              ADDITIONAL     TOTAL
                                   COMMON        PAR      PAID-IN    ACCUMULATED    STOCKHOLDERS
                                   SHARES       VALUE     CAPITAL      DEFICIT         EQUITY
                                  ---------------------------------------------------------------
Balance, September 30, 1999               -  $         -  $      -    $        -   $           -

Issue of common shares at
  $0.001 (issued August 2, 2000)  2,000,000        2,000         -             -           2,000

Issue of common shares at $0.01
  (issued August 31, 2000)        3,000,000        3,000    27,000             -          30,000

Issue of common shares at $0.20
  (issued September 26, 2000)       100,000          100    19,900             -          20,000

Net loss for the year                     -            -         -       (28,687)        (28,687)
                                  ---------------------------------------------------------------

Balance, September 30, 2000       5,100,000        5,100    46,900       (28,687)         23,313

Net loss for the year                     -            -         -       (43,597)        (43,597)
                                  ---------------------------------------------------------------

Balance, September 30, 2001       5,100,000        5,100    46,900       (72,284)        (20,284)

Net loss for the year                     -            -         -       (67,767)        (67,767)
                                  ---------------------------------------------------------------

Balance, September 30, 2002       5,100,000        5,100    46,900      (140,051)        (88,051)

2.2 for 1 stock dividend         11,220,000       11,220   (11,220)            -               -
Net loss for the period                   -            -         -       (47,157)        (47,157)
                                  ---------------------------------------------------------------
Balance, September 30, 2003      16,320,000       16,320    35,680      (187,208)       (135,208)

Net loss for the period                   -            -         -       (19,060)        (19,060)
                                 ----------------------------------------------------------------
Balance, December 31, 2003       16,320,000      $16,320   $35,680     $(206,268)      $(154,268)

===============================================================

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


1.   BASIS OF PRESENTATION

     The financial statements as of December 31, 2003 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2003 audited financial statements and notes hereto.


2.   NATURE OF BUSINESS AND CONTINUED OPERATIONS

     Claremont  Technologies  Corp  was incorporated on September 14, 1999 under the  laws  of  the  State  of  Nevada. The Company had no activities or any transactions from inception on September 14, 1999 to September 30, 1999. The Company is a development stage company that is currently developing an internet computer software program known as "Clear Switch". The "Clear Switch" computer software program will be designed to automate the process of submission of internet web page information to major internet search engines. Due to insufficient funding, the development of this software program has been suspended. The Company also offers consulting services relating to the installation, maintenance and upgrades of wireless computer systems.

     Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development of its business. Since its inception, the Company has funded operations through common stock issuances and loans in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its
     products under development.   As a result of the foregoing, there exists
     substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



3.   SIGNIFICANT ACCOUNTING POLICIES

     The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgment.

     The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

     a)   Development Stage Company

          The Company is a development stage company as defined in the
          Statements of  Financial  Accounting Standards No. 7.   The  Company
          is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

     b)   Software Development

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

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31,2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     b) Software Development (Continued)

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

          ii) Under the provision of Statement of Position No. 98 -1 - "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", the Company has capitalized costs of design, configuration, coding, installation and testing of the Company's website up to its initial implementation. Costs are amortized to expense over an estimated useful life of three years using the straight-line method. Ongoing website post-implementation costs of operations, including training and application, are expensed as incurred. The Company evaluates the recoverability of website development costs in accordance with Financial Accounting Standards No. 121 - "Accounting for the Impairment of Long Lived Assets". No impairment loss has been recognized in these financial statements.

     c)   Use  of  Estimates

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

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     d)   Income Taxes

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

     e)   Revenue Recognition

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

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



3.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     f)   Financial Instruments

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

     g)   Foreign Currency Translation

          The Company's functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

      i)  monetary items at the rate prevailing at the balance sheet date;
      ii) non-monetary items at the historical exchange rate;
      iii)revenue and expense at the average rate in effect during the applicable accounting period.

     h)   Basic and Diluted Loss Per Share

          Loss per share is computed in accordance with SFAS No. 128, "Earnings Per Share". Basic loss per share is calculated by dividing the net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



4.   ACQUISITION OF SAFE CELL TAB, INC.

     The  Company has  entered  into a share exchange agreement which provides for the acquisition of 100% of the issued and outstanding shares of Safe Cell Tab, Inc. ("Safe Cell") in consideration of the issuance of 8,480,000 common shares. Completion of the acquisition is subject to certain conditions precedent which had not been satisfied at December 31 2003.


5.   WEBSITE DEVELOPMENT COSTS

                                        DECEMBER 31    SEPTEMBER 30
                                             2003            2003
                                      -----------------------------
     Cost                             $      7,000   $       7,000
     Less:  Accumulated amortization        (4,917)         (4,500)
                                      -----------------------------

                                      $      2,083   $       2,500
                                      =============================

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



6.   NOTES PAYABLE

                                                                      DECEMBER 31    SEPTEMBER 30
                                                                          2003           2003
                                                                     ---------------------------
     Notes payable due August 31, 2004 together with interest at
        10% per annum, compounded annually and payable at maturity    $    72,000   $     72,000

     Notes payable to an officer of the Company due October 1, 2004, together with interest at 10% per annum, compounded annually
     and payable at maturity                                               16,259         10,709

     Notes payable due October 1, 2004, together with interest at
     10% per annum, compounded annually and payable at maturity            18,000         18,000

     Notes payable due October 26, 2004, with interest at 10% per
     annum, compounded annually and payable at maturity                    60,000              -

     Notes payable due November 2, 2004, with interest at 10% per
     annum, compounded annually and payable at maturity                     1,981              -

     Notes payable due November 27, 2004 with interest at 10% per
     annum, compounded annually and payable at maturity                    10,100              -
                                                                     ---------------------------

                                                                     $   178,340   $    100,709
     Current portion of notes payable                                     72,000         72,000
                                                                     ---------------------------
                                                                     $   106,340   $     28,709
                                                                     ===========================

7.   RELATED PARTY TRANSACTIONS

     a) During the period ended December 31, 2003, the Company accrued interest of $(152) (2002 - $996) on notes payable to an officer of the Company, and accrued $2,000 in consulting services (2002 - $3,000) pursuant to a former president of the Company.

     b) Included in accounts payable and accrued liabilities at December 31, 2003 is $24,800 (2002 - $16,609) owing to an officer of the Company.

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS:

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended December 31, 2003. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

During the period up to December 31, 2003, the Company was engaged primarily in the activities relating to the Share Exchange Agreement between the Company and the shareholders of Safe Cell Tab, Inc. The Company devoted efforts to establish a new business. Numerous organizational and restructuring activities have occurred along with a significant shift in the company's current business focus.

Subsequent to the fiscal year ending September 30, 2003, the Company received a letter of interest from Forward Path LLC in becoming an exclusive distributor for the disposable phones called Mobius. The past management of the Company, made an initial payment of $60,000 to acquire 12,500 units of Mobius phones on October 27, 2003. To date, the Company has not taken possession of these Mobius phones. Current discussions with Forward Path to resolve these issues were discouraging. The Company has commenced actions to rectify and remedy this situation immediately.

LIQUIDITY AND CAPITAL RESOURCES

For at least the first two quarters of the current fiscal 2004 year, the Company anticipates incurring further losses as a result of organizational expenses associated with setting up a company structure which is capable of implementing its new business plan which amongst other things, includes the completion of the share exchange agreement and the operating and managing of the Safe Cell Tab. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

The Company's financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At December 31, 2003 we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of December 31, 2003 was Nil. Since inception, we have recognized no revenue. We have accumulated operating losses of $206,268 and we have a working capital deficiency of $154,268. At the present time, and over the next twelve months, our primary focus will be to develop our new initiatives and operational plan, to establish sales and to explore various methods for raising additional funds.

The Company incurred a net loss of $19,060 during the first three months of the fiscal year as compared to a net loss of $13,061 during the last fiscal first three months. The increase was due to an increase in consulting fees and interest from loans.

The Company remains in the development stage and since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Up until December 31, 2003 the company had not managed to generate any additional revenues or funding. The Company estimates that it will need additional capital investment through private placement funding of approximately $500,000 in order to generate positive cash flow from its operations and to carry out its business plan. As of December 31, the company has not secured any of these additional funds. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

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

Since we are presently in the development and promotional stages of our business and we can provide no assurance that we will be successful with our efforts to establish any revenue. All required administrative expenses are currently being paid by directors of the Company subject to reimbursement. In order to pursue our existing operational plan, we are dependent upon the continuing financial support of creditors and stockholders until such time when we are successful in raising equity capital to finance the operations and capital requirements of the Company or until such time that we can generate our own revenue from our various divisions.

ITEM 3.  EFFECTIVENESS OF THE REGISTRANT'S DISCLOSURE CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.  Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b)	Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

                        PART II - OTHER INFORMATION

Item  1.     Legal  Proceedings

We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated.


Item  2.     Changes  in  Securities

None

Item  3.     Defaults  upon  Senior  Securities

None


Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ending December 31, 2003.


Item  5.     Other  Information

On January 31, 2004, Dr. Andrew Willoughby resigned his position as Director, President and Chief Operating Officer of the Company.

On December 01, 2003 Mr. John Morita resigned his position as Director and Chief Financial Officer of the Company. Mr. Donald Walker and Dr. Graham Willoughby resigned as Directors of the Company on December 01, 2003.

On February 17, 2004, Trevor Bentley was elected by written consent from shareholders holding a majority of the outstanding shares of the Company's common stock to serve as Director. The board of directors of the Company subsequently appointed Lorne Chomos to serve as a Director and appointed Mr. Bentley as President, Chief Executive Officer and Chief Financial Officer of the Company until the next annual meeting of the Company. Dan Steer remains as Director for the Company. The board has now expanded to three directors.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

Exhibit
Number     Description of Exhibit
------
 31.1                Certification 302, CEO (1)
 32.1                Certification 906, CEO (1)

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


Date:     February 23,  2004


CLAREMONT TECHNOLOGIES,  CORP.



By:  /s/ TREVOR BENTLEY
     ___________________________________
     TREVOR BENTLEY,  President, Chief Executive Officer
     Chief Financial Officer, and Director
     (Principal  Executive and Accounting Officer)