Form 10QSB
period 2004-03-31
CLAREMONT TECHNOLOGIES CORP
filed 2004-05-26
CIK 1130128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

                    25,000,000 shares of $0.001 par value
                Common Stock outstanding as of March 31, 2004




                         PART I:  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS:


                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                 MARCH 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                                CLAREMONT TECHNOLOGIES CORP
                               (A DEVELOPMENT STAGE COMPANY)

                                CONSOLIDATED BALANCE SHEETS
                                 (STATED IN U.S. DOLLARS)


---------------------------------------------------------------------------------------
                                                                 MARCH 31 SEPTEMBER 30
                                                                   2004        2003
---------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                                       $      3,910   $   1,850
  Inventory                                                         3,639           0
  Prepaid expense                                                  60,086           0
                                                             --------------------------
                                                                   67,635       1,850

LICENSE                                                             9,500           0
LOAN RECEIVABLE                                                         0      25,000
WEBSITE DEVELOPMENT COSTS, net (Note 5)                             6,917       2,500
                                                             --------------------------

                                                             $     84,052   $  29,350
=======================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                   $    106,700   $  63,849
  Current portion of notes payable                                 72,000      72,000

LOANS PAYABLE	                                                   17,134           0
NOTES PAYABLE (Note 6)                                            111,340      28,709
                                                             --------------------------
                                                                  307,174     164,558
                                                             --------------------------

STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL
  Authorized:
   25,000,000 common shares with a par value of $0.001 each

  Issued:
    25,000,000 common shares at March 31, 2004                     25,000      16,320
    16,320,000 common shares at September 30, 2003

  Additional paid-in capital                                      981,800      35,680

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE               (1,229,922)   (187,208)
                                                             --------------------------
                                                                 (223,122)   (135,208)
                                                             --------------------------

                                                             $     84,052   $  29,350
=======================================================================================

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                    (UNAUDITED)
                             (STATED IN U.S. DOLLARS)


---------------------------------------------------------------------------------------------
                                                                                  PERIOD FROM
                                                                                    INCEPTION
                                                                                 SEPTEMBER 14
                                         THREE MONTHS ENDED     SIX MONTHS ENDED      1999 TO
                                               MARCH 31             MARCH 31         MARCH 31
                                           2004       2003        2004      2003         2004
---------------------------------------------------------------------------------------------

REVENUE                              $        -  $       -   $        -  $       -  $   30,743
                                      -------------------------------------------------------
EXPENSES
  Amortization                              645        584        1,062      1,107       5,562
  Consulting fees                         9,724      3,000       20,980      6,606      94,087
  Impairment of goodwill              1,001,884          -    1,001,884          -   1,001,884
  Interest and bank charges               4,681      1,707        8,764      3,183      23,768
  Office and sundry                          32          -          327        155       5,553
  Professional fees                       6,303      6,639        9,287     13,940      86,307
  Rent                                        -          -            -          -       7,004
  Software development                        -          -            -          -      17,000
  Computer software rights purchased          -          -            -          -      16,000
  Transfer agent                            385        145          410          -       3,500
                                      -------------------------------------------------------
                                      1,023,654     12,075    1,042,714     25,136   1,260,665
                                      -------------------------------------------------------

NET LOSS FOR THE PERIOD              (1,023,654)   (12,075)  (1,042,714)   (25,136) (1,229,922)

==================================================================================

BASIC LOSS PER SHARE                  $   (0.06) $   (0.01)  $   (0.06)  $   (0.01)
==================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING   16,415,385  16,320,000  16,367,432  16,320,000
==================================================================================

                                CLAREMONT TECHNOLOGIES CORP
                               (A DEVELOPMENT STAGE COMPANY)

                                 STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                 (STATED IN U.S. DOLLARS)


-------------------------------------------------------------------------------------------------
                                                                                      PERIOD FROM
                                                                                        INCEPTION
                                                                                     SEPTEMBER 14
                                       THREE MONTHS ENDED       SIX MONTHS ENDED          1999 TO
                                             MARCH 31                MARCH 31            MARCH 31
                                        2004           2003     2004          2003           2004
-------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year               $(1,023,654)  $ (12,075)$(1,042,714) $ (25,136)$(1,229,922)
  Add:  Item not involving the use
        of cash:
        Goodwill Impairment             1,001,884           -   1,001,884          -   1,001,884
        Amortization                          645         584       1,062      1,107       5,562
    -------------------------------------------------------------------------------------------
                                          (21,125)    (11,491)    (39,768)   (24,029)   (222,476)
Change in assets and liabilities:
 Accounts receivable                            -           -           -          -           -
 Prepaid expense                                -           -     (60,000)         -     (60,000)
 Accounts payable and
    accrued liabilities                    24,944       6,491      24,106     18,243      87,355
     -------------------------------------------------------------------------------------------------
                                            3,819      (5,000)    (75,662)    (5,786)   (195,121)
     -------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITY
  Loan receivable                               -           -           -          -     (25,000)
  Website development costs                (5,479)          -      (5,479)         -     (12,479)
-------------------------------------------------------------------------------------------------
                                           (5,479)          -      (5,479)         -     (37,479)

-------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issue of common shares         -            -           -          -      52,000
  Notes payable                            5,000        5,000      82,631      5,000     183,940
  -------------------------------------------------------------------------------------------------
                                           5,000        5,000      82,631      5,000     235,940
 -------------------------------------------------------------------------------------------------

CHANGE IN CASH DURING THE PERIOD           3,340            -       1,490       (786)      3,340

CASH ACQUIRED ON ACQUISITION                 570            -         570          -         570

CASH, BEGINNING OF PERIOD                      -            -       1,850        786           -
 -------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                   $    3,910   $        -    $  3,910  $       -   $   3,910
=================================================================================================

                                  CLAREMONT TECHNOLOGIES CORP
                                 (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                           (UNAUDITED)
                                     (STATED IN U.S. DOLLARS)


                                  ---------------------------------------------------------------
                                  NUMBER OF              ADDITIONAL     TOTAL
                                   COMMON        PAR      PAID-IN    ACCUMULATED    STOCKHOLDERS
                                   SHARES       VALUE     CAPITAL      DEFICIT         EQUITY
                                  ---------------------------------------------------------------
Balance, September 30, 1999               -  $         -  $       -   $         -  $          -

Issue of common shares at
  $0.001 (issued August 2, 2000)  2,000,000        2,000          -             -          2,000

Issue of common shares at $0.01
  (issued August 31, 2000)        3,000,000        3,000     27,000             -         30,000

Issue of common shares at $0.20
  (issued September 26, 2000)       100,000          100     19,900             -         20,000

Net loss for the year                     -            -          -       (28,687)       (28,687)
                                  ---------------------------------------------------------------

Balance, September 30, 2000       5,100,000        5,100     46,900       (28,687)        23,313

Net loss for the year                     -            -          -       (43,597)       (43,597)
                                  ---------------------------------------------------------------

Balance, September 30, 2001       5,100,000        5,100     46,900       (72,284)       (20,284)

Net loss for the year                     -            -          -       (67,767)       (67,767)
                                  ---------------------------------------------------------------

Balance, September 30, 2002       5,100,000        5,100     46,900      (140,051)       (88,051)

2.2 for 1 stock dividend         11,220,000       11,220    (11,220)            -              -
Net loss for the period                   -            -          -       (47,157)       (47,157)
                                  ---------------------------------------------------------------
Balance, September 30, 2003      16,320,000       16,320     35,680      (187,208)      (135,208)

Issue of Common Shares for
 acquisition of Safe Cell Tab
 Inc. at $0.11 (March 31, 2004)   8,680,000        8,680    946,120             -        954,800
Net loss for the period                   -            -          -    (1,042,714)    (1,042,714)
                                 ----------------------------------------------------------------
Balance, March 31, 2004          25,000,000      $25,000   $981,800   $(1,229,922)     $(223,122)

=================================================================================================

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


1.   BASIS OF PRESENTATION

     The financial statements as of March 31, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2003 audited financial statements and notes hereto.


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

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


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

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


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

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



4.   ACQUISITION OF SAFE CELL TAB, INC.

     Effective March 31, 2004, Claremont Technologies Corp. acquired 100% of the issued and outstanding shares of Safe Cell Tab Inc. ("Safe Cell") by issuing 8,680,000 common shares at a price of $0.11 per share.

     This transaction was accounted for as a purchase. Accordingly, the Company's consolidated financial statements include the operations of Safe Cell for the period ending after the date of acquisition, March 31, 2004.

     The total purchase cost of Safe Cell has been allocated to the assets and liabilities of Safe Cell based upon estimates of their fair value as follows:

     Total per share cost
         Value of common shares issued                   $  954,800

     Purchase price allocation
         Current assets acquired                         $    4,295
         Current liabilities                                (43,745)
         Intangible assets acquired                           9,500
         Long term liabilities                              (17,134)
         Goodwill                                         1,001,884
                                                         -----------
                                                         $  954,800

     As at March 31, 2004, the Company wrote off the goodwill of $1,001,884 acquired on the acquisition of Safe Cell.


5.   WEBSITE DEVELOPMENT COSTS

                                           MARCH 31    SEPTEMBER 30
                                             2004            2003
                                      -----------------------------
     Cost                             $     12,479   $       7,000
     Less:  Accumulated amortization        (5,562)         (4,500)
                                      -----------------------------

                                      $      6,917   $       2,500
                                      =============================

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



6.   NOTES PAYABLE

                                                                        MARCH 31    SEPTEMBER 30
                                                                          2004           2003
                                                                     ---------------------------
     Notes payable due August 31, 2004 together with interest at
        10% per annum, compounded annually and payable at maturity    $   72,000   $     72,000

     Notes payable to an officer of the Company due October 1, 2004, together with interest at 10% per annum, compounded annually
     and payable at maturity                                              16,259         10,709

     Notes payable due October 1, 2004, together with interest at
     10% per annum, compounded annually and payable at maturity           18,000         18,000

     Notes payable due October 26, 2004, with interest at 10% per
     annum, compounded annually and payable at maturity                   60,000              -

     Notes payable due November 2, 2004, with interest at 10% per
     annum, compounded annually and payable at maturity                    1,981              -

     Notes payable due November 27, 2004 with interest at 10% per
     annum, compounded annually and payable at maturity                   10,100              -

     Notes payable due February 8, 2005 with interest at 10% per
     annum, compounded annually and payable at maturity                    5,000
                                                                     ---------------------------

                                                                     $   183,340   $    100,709
     Current portion of notes payable                                     72,000         72,000
                                                                     ---------------------------
                                                                     $   111,340   $     28,709
                                                                     ===========================

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

STATUS OF OPERATIONS

During the period up to March 31, 2004, the Company was engaged primarily in the activities relating to the Share Exchange Agreement between the Company and the shareholders of Safe Cell Tab, Inc. An amended Share Exchange Agreement was executed on March 12, 2004 between the shareholders of Safe Cell Tab, Inc. and the Company. The Company devoted efforts to establish a new business. Numerous organizational and restructuring activities have occurred along with a significant shift in the company's current business focus.

Subsequent to the fiscal year ending September 30, 2003, the Company received a letter of interest from Forward Path LLC in becoming an exclusive distributor for the disposable phones called Mobius. The past management of the Company, made an initial payment of $60,000 to acquire 12,500 units of Mobius phones on October 27, 2003. To date, the Company has not taken possession of these Mobius phones. The Company has been in discussions with Forward Path to resolve these issues and to rectify and remedy the situation. The continued discussions were not successful. The Company has recently engaged a legal counsel to act as mediator to help resolve this issue. Formal review with respects to these matters are being investigated.

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

The Company's consolidated financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At March 31, 2004 we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of March 31, 2004 was $3,910. Since inception, we have recognized no revenue. We have accumulated operating losses of $1,229,922 and we have a working capital deficiency of $223,122. At the present time, and over the next twelve months, our primary focus will be to develop our new initiatives and operational plan, to establish sales and to explore various methods for raising additional funds.

The Company incurred a net loss of $1,023,654 during the first six months of the fiscal year as compared to a net loss of $12,075 during the last fiscal first six months. The increase was due to an impairment of goodwill associated with the acquisition of Safe Cell Tab, Inc. that the Company has written off.

The Company remains in the development stage and since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. Up until March 31, 2004 the company had not managed to generate any additional revenues or funding. The Company estimates that it will need additional capital investment through private placement funding of approximately $500,000 in order to generate positive cash flow from its operations and to carry out its business plan. As of March 31, the company has not secured any of these additional funds. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

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

None

Item  3.     Defaults  upon  Senior  Securities

None


Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ending March 31, 2004.


Item  5.     Other  Information

On January 31, 2004, Dr. Andrew Willoughby resigned his position as Director, President and Chief Operating Officer of the Company.

On December 01, 2003 Mr. John Morita resigned his position as Director and Chief Financial Officer of the Company. Mr. Donald Walker and Dr. Graham Willoughby resigned as Directors of the Company on December 01, 2003.

On February 17, 2004, Trevor Bentley was elected by written consent from shareholders holding a majority of the outstanding shares of the Company's common stock to serve as Director. The board of directors of the Company subsequently appointed Lorne Chomos to serve as a Director and appointed
Mr. Bentley as President, Chief Executive Officer and Chief Financial Officer of the Company until the next annual meeting of the Company. Dan Steer remains as Director and for the Company. The board has now expanded to three directors.

As of April 12, 2004, Trevor Bentley is the President and Chief Financial Officer of the Company and Dan Steer is the Chief Executive Officer of the Company.

On May 10, 2004, the Directors and the Majority Shareholders of the Company approved the amendment of the Company's Articles of Incoporation to increase the authorized capital of the Company to 100,000,000 common shares with a par value of $0.001 per share; and authorized the issuance of 50,000,000 undesignated preferred shares with a par value of $0.001 per share, whereby such designation of the preferred shares to be decided at a later date.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

Exhibit
Number     Description of Exhibit
------
 31.1                Certification 302, CFO
 31.2                Certification 302, CEO
 32.1                Certification 906, CFO
 32.2                Certification 906, CEO

(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB


REPORTS  ON  FORM  8-K

On March 26, 2004, we reported with the US Securities and Exchange Commission that we had amended the Share Exchange Agreement between the shareholders of the Safe Cell Tab, Inc. and the Company. With the amended Share Exchange Agreement, Safe Cell Tab, Inc. becomes a wholly owned subsidiary of the Company.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     MAY 25,  2004


CLAREMONT TECHNOLOGIES,  CORP.



By:  /s/ TREVOR BENTLEY
     ___________________________________
     TREVOR BENTLEY,  President,
     Chief Financial Officer, and Director
     (Principal Accounting Officer)

By:  /s/  DAN STEER
     ___________________________________
     DAN STEER,	 Chief Executive Officer
     and Director