Form 10QSB
period 2004-06-30
CLAREMONT TECHNOLOGIES CORP
filed 2004-08-27
CIK 1130128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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


                        CONSOLIDATED FINANCIAL STATEMENTS


                                  JUNE 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                                CLAREMONT TECHNOLOGIES CORP
                               (A DEVELOPMENT STAGE COMPANY)

                                CONSOLIDATED BALANCE SHEETS
                                 (STATED IN U.S. DOLLARS)


---------------------------------------------------------------------------------------
                                                                  JUNE 30 SEPTEMBER 30
                                                                   2004        2003
---------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                                       $          0   $   1,850
  Inventory                                                         3,491           0
  Prepaid expense                                                  60,084           0
                                                             --------------------------
                                                                   67,575       1,850

LICENSE                                                             9,500           0
LOAN RECEIVABLE                                                         0      25,000
WEBSITE DEVELOPMENT COSTS, net (Note 5)                             6,271       2,500
                                                             --------------------------

                                                             $     79,346   $  29,350
=======================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities                   $    119,875   $  63,849
  Current portion of notes payable                                 72,000      72,000

LOANS PAYABLE	                                                   22,861           0
NOTES PAYABLE (Note 6)                                            111,340      28,709
                                                             --------------------------
                                                                  307,174     164,558
                                                             --------------------------

STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL
  Authorized:
  100,000,000 common shares with a par value of $0.001
   50,000,000 preferred shares with a par value of $0.001

  Issued:
    25,000,000 common shares at June 30, 2004                      25,000      16,320
    16,320,000 common shares at September 30, 2003

  Additional paid-in capital                                      981,800      35,680

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE               (1,253,530)   (187,208)
                                                             --------------------------
                                                                 (246,730)   (135,208)
                                                             --------------------------

                                                             $     79,346   $  29,350
=======================================================================================

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                 CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                                    (UNAUDITED)
                             (STATED IN U.S. DOLLARS)


---------------------------------------------------------------------------------------------
                                                                                  PERIOD FROM
                                                                                    INCEPTION
                                                                                 SEPTEMBER 14
                                         THREE MONTHS ENDED    NINE MONTHS ENDED      1999 TO
                                               JUNE 30               JUNE 30          JUNE 30
                                           2004       2003        2004      2003         2004
---------------------------------------------------------------------------------------------

REVENUE                              $      870  $       -   $      870  $       -  $   31,613
                                      -------------------------------------------------------
EXPENSES
  Amortization                              645        583        1,707      1,690       6,207
  Consulting fees                         9,565      3,000       30,545      9,606     103,652
  Impairment of goodwill                      -          -    1,001,884          -   1,001,884
  Interest and bank charges               3,013      1,585       11,777      4,768      26,781
  Office and sundry                       6,181          -        6,508        155      11,734
  Professional fees                       4,774      2,142       14,061     16,082      91,081
  Rent                                        -          -            -          -       7,004
  Software development                        -          -            -          -      17,000
  Computer software rights purchased          -          -            -          -      16,000
  Transfer agent                            300        515          710        660       3,800
                                      -------------------------------------------------------
                                         24,478      7,825    1,067,192     32,961   1,285,143
                                      -------------------------------------------------------

NET LOSS FOR THE PERIOD                 (23,608)    (7,825)  (1,066,322)   (32,961) (1,253,530)

==================================================================================

BASIC LOSS PER SHARE                  $   (0.06) $   (0.01)  $   (0.06)  $   (0.01)
==================================================================================

WEIGHTED AVERAGE SHARES OUTSTANDING   16,415,385  16,320,000  16,367,432  16,320,000*
==================================================================================

*Adjusted for 2.2 for 1 stock dividend

                                CLAREMONT TECHNOLOGIES CORP
                               (A DEVELOPMENT STAGE COMPANY)

                                 STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)
                                 (STATED IN U.S. DOLLARS)


-------------------------------------------------------------------------------
                                                                      PERIOD FROM
                                                                        INCEPTION
                                                                     SEPTEMBER 14
                                             NINE MONTHS ENDED            1999 TO
                                                    JUNE 30               JUNE 30
                                            2004            2003             2004
---------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss for the year                    $(1,066,322)  $ (32,961)   $(1,253,530)
  Add:  Item not involving the use
        of cash:
        Goodwill Impairment                  1,001,884           -      1,001,884
        Amortization                             1,707       1,690          6,207
    -----------------------------------------------------------------------------
                                               (62,731)    (31,271)      (245,439)
Change in assets and liabilities:
 Inventory                                         148           -            148
 Prepaid expense                               (60,000)          -        (60,000)
 Accounts payable and
    accrued liabilities                         37,284      25,019        100,533
     ---------------------------------------------------------------------------------
                                               (85,299)     (6,252)      (204,758)
     ---------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITY
  Loan receivable                                    -           -        (25,000)
  Website development costs                     (5,479)          -        (12,479)
----------------------------------------------------------------------------------
                                                (5,479)          -        (37,479)

----------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issue of common shares               -           -         52,000
  Notes and loans payable                       88,358        5,485       189,667
  ----------------------------------------------------------------------------------
                                                88,358        5,485       241,667
 ----------------------------------------------------------------------------------

CHANGE IN CASH DURING THE PERIOD                (2,420)        (767)         (570)

CASH ACQUIRED ON ACQUISITION                       570            -           570

CASH, BEGINNING OF PERIOD                        1,850          786             -
 ---------------------------------------------------------------------------------
CASH, END OF PERIOD                         $        -    $      19     $       -
==================================================================================

                                  CLAREMONT TECHNOLOGIES CORP
                                 (A DEVELOPMENT STAGE COMPANY)

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                                           (UNAUDITED)
                                     (STATED IN U.S. DOLLARS)


                                  ---------------------------------------------------------------
                                  NUMBER OF              ADDITIONAL     TOTAL
                                   COMMON        PAR      PAID-IN    ACCUMULATED    STOCKHOLDERS
                                   SHARES       VALUE     CAPITAL      DEFICIT         EQUITY
                                  ---------------------------------------------------------------
Balance, September 30, 1999               -  $         -  $       -   $         -  $          -

Issue of common shares at
  $0.001 (issued August 2, 2000)  2,000,000        2,000          -             -          2,000

Issue of common shares at $0.01
  (issued August 31, 2000)        3,000,000        3,000     27,000             -         30,000

Issue of common shares at $0.20
  (issued September 26, 2000)       100,000          100     19,900             -         20,000

Net loss for the year                     -            -          -       (28,687)       (28,687)
                                  ---------------------------------------------------------------

Balance, September 30, 2000       5,100,000        5,100     46,900       (28,687)        23,313

Net loss for the year                     -            -          -       (43,597)       (43,597)
                                  ---------------------------------------------------------------

Balance, September 30, 2001       5,100,000        5,100     46,900       (72,284)       (20,284)

Net loss for the year                     -            -          -       (67,767)       (67,767)
                                  ---------------------------------------------------------------

Balance, September 30, 2002       5,100,000        5,100     46,900      (140,051)       (88,051)

2.2 for 1 stock dividend         11,220,000       11,220    (11,220)            -              -
Net loss for the period                   -            -          -       (47,157)       (47,157)
                                  ---------------------------------------------------------------
Balance, September 30, 2003      16,320,000       16,320     35,680      (187,208)      (135,208)

Issue of Common Shares for
 acquisition of Safe Cell Tab
 Inc. at $0.11 (March 31, 2004)   8,680,000        8,680    946,120             -        954,800
Net loss for the period                   -            -          -    (1,066,322)    (1,066,322)
                                 ----------------------------------------------------------------
Balance, June 30, 2004           25,000,000      $25,000   $981,800   $(1,253,530)    $ (246,730)

=================================================================================================

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


1.   BASIS OF PRESENTATION

     The financial statements as of June 30, 2004 included herein have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. It is suggested that these financial statements be read in conjunction with the September 30, 2003 audited financial statements and notes hereto.


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

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


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

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


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

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



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

     The total purchase cost of Safe Cell has been allocated to the assets and liabilities of Safe Cell based upon estimates of their fair value as follows:

     Total per share cost
         Value of common shares issued                   $  954,800

     Purchase price allocation
         Current assets acquired                         $    4,295
         Current liabilities                                (43,745)
         Intangible assets acquired                           9,500
         Long term liabilities                              (17,134)
         Goodwill                                         1,001,884
                                                         -----------
                                                         $  954,800

     As at March 31, 2004, the Company wrote off the goodwill of $1,001,884 acquired on the acquisition of Safe Cell.


5.   WEBSITE DEVELOPMENT COSTS

                                            JUNE 30    SEPTEMBER 30
                                             2004            2003
                                      -----------------------------
     Cost                             $     12,478   $       7,000
     Less:  Accumulated amortization        (6,207)         (4,500)
                                      -----------------------------

                                      $      6,271   $       2,500
                                      =============================

                           CLAREMONT TECHNOLOGIES CORP
                          (A DEVELOPMENT STAGE COMPANY)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2004
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



6.   NOTES PAYABLE

                                                                        JUNE 30     SEPTEMBER 30
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
                                                                     ===========================

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS:

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended June 30, 2004. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

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

Our subsidiary, Safe Cell Tab, Inc., has recently completed their fifth round of successful testing at a leading independent certified laboratory. The results of the testing will be forth coming.

LIQUIDITY AND CAPITAL RESOURCES

For at least the first three quarters of the current fiscal 2004 year, the Company anticipates incurring further losses as a result of organizational expenses associated with setting up a company structure which is capable of implementing its new business plan which amongst other things, includes the completion of the share exchange agreement and the operating and managing of the Safe Cell Tab. The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

The Company's consolidated financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2004 we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of June 30, 2004 was Nil.
We have just started to recognize some revenue from our operations. We have accumulated operating losses of $1,253,530 and we have a working capital deficiency of $246,730. At the present time, and over the next twelve months, our primary focus will be to develop our new initiatives and operational plan, to establish sales and to explore various methods for raising additional funds.

The Company incurred a net loss of $1,066,322 during the first nine months of the fiscal year as compared to a net loss of $32,961 during the last fiscal first nine months. The increase was due to an impairment of goodwill associated with the acquisition of Safe Cell Tab, Inc. that the Company has written off.

The Company remains in the development stage and since inception, has experienced no significant changes in liquidity or capital resources or shareholders' equity. Up until March 31, 2004 the company has not managed to generate any additional revenues or funding. However, the Company has just started to recognize some revenues in this quarter as we develop our operational plan. The Company estimates that it will need additional capital investment through private placement funding of approximately $500,000 in order to generate positive cash flow from its operations and to carry out its business plan. As of June 30, the company has not secured any of these additional funds. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

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

None

Item  3.     Defaults  upon  Senior  Securities

None


Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

No matters were submitted to our security holders for a vote during the fiscal quarter ending June 30, 2004.


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

Nil

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:     AUGUST 27,  2004


CLAREMONT TECHNOLOGIES,  CORP.



By:  /s/ TREVOR BENTLEY
     ___________________________________
     TREVOR BENTLEY,  President,
     Chief Financial Officer, and Director
     (Principal Accounting Officer)

By:  /s/  DAN STEER
     ___________________________________
     DAN STEER,	 Chief Executive Officer
     and Director