Form 10KSB
period 2004-09-30
CLAREMONT TECHNOLOGIES CORP
filed 2005-02-18
CIK 1130128

UNITED STATES SECURITIES EXCHANGE COMMISSION

                         WASHINGTON, D.C.  20549

                              FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

    EXCHANGE ACT OF 1934

                       FOR FISCAL YEAR ENDED:  September 30, 2004

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

(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements

for the past 90 days.            YES [ ]    NO [x]

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

The aggregate market value of the voting common stock held by non-

affiliates of the Registrant as of January 26, 2004 is $9,955,200.

At January 26, 2003 our stock's closing price was $0.61 per share.

This price, however, is an inter-dealer price without retail mark-

up, mark-down or commission and may not represent an actual

transaction.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

25,000,000 SHARES OF $0.001 PAR VALUE COMMON STOCK ARE ISSUED AS OF

FEBRUARY 15, 2005 AND 25,000,000 ARE OUTSTANDING.

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

Tab Inc. making it a wholly owned subsidiary. As of March 31, 2004

An amendment to the share exchange agreement was executed by the parties.

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

SUBSIDIARIES

We entered into a share exchange agreement executed August 22, 2003 and amended March 31, 2004 with the shareholders of

Safe Cell Tab, Inc.  The acquisition of Safe Cell Tab makes it a wholly owned subsidiary of the Company.  With the acquisition of

Safe Cell Tab, Inc., the Company can further evaluate, develop,

manage, fund and exploit the commercialization, sub-license and commercial sale of these assets.

PATENTS AND TRADEMARKS

As of the fiscal year end September 30, 2003, we do not legally own any patents or trademarks.  However, we do currently own the internet domain of www.claremonttechnologies.com.

AGREEMENTS

On October 1 2003, the Company received a letter of interest from

Forward Path LLC in becoming an exclusive distributor for the disposable phones called Mobius. The letter outlined an initial plan for a five year period provided that the Company sells a minimum of

50,000 units within its first year and maintaining a minimum market penetration of 2,500 locations. The Company, in good faith, made an initial payment of $60,000 to acquire 12,500 units of Mobius phones on October 27, 2003. To date, the Company has not taken possession of these Mobius phones as the process of FCC testing and full scale production has been delayed by Forward Path.  Formal review with respects to this matter is being investigated.

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

Cell tab units with a pre-agreed revenue splitting arrangement.  I3 has failed to meet the terms of the agreement and the Company is presently reviewing options.

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

ii) Competitors for the Companies Safe Cell Tab products

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

- merchants and mass market retail chains; and

Many of the Company's potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than Claremont currently has.  In addition, an online retailer may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-

financed companies as use of the internet and other electronic services increases. Competitors have and may continue to adopt aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than the Company does. Increased competition may result in reduced operating margins and loss of market share.

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

A number of legislative proposals have been made at the federal,

state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the

internet, and certain states have taken measures to tax Internet-

related activities. Although Congress recently placed a three-year moratorium on new state and local taxes on internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium is lifted, some type of federal and/or state taxes may be imposed upon internet commerce. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the internet and, as a result,

adversely affect the Company's opportunity to derive financial benefit from such activities.

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

Our common stock is quoted on the NASD Over-the-Counter Bulletin

Board at the present time.  At February 15, 2005, our stock's closing price was $0.12 per share.  This price, however, is an inter-dealer price without retail mark-up, mark-down or commission and may not represent an actual transaction.  The high and low trades for our shares for each quarter of actual trading were:

<table>

                                                 HIGH              LOW

                                               ---------        ---------

<s>                                           <c>              <c>

     2004*

     First Quarter

 $  0.88          $  0.30

     Second Quarter                            $  0.47          $  0.17

     Third Quarter                             $  0.67          $  0.12

     Fourth Quarter                            $  1.23          $  0.28

</table>

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

Holders of Common Stock

There are 25,000,000 outstanding common shares as of February 15,

2005. Based on the information received from brokers and others in fiduciary capacities, we estimate that the total number of

shareholders of our common stock does not exceed 200. Our shares of common stock are currently traded on the Over-the-Counters Bulletin

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

2004. This annual report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this

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

STATUS OF OPERATIONS

During the period up to September 30, 2004, the Company was

primarily engaged in the execution of the share exchange with the

Safe Cell Tab business. This exchange was effectuated on August 22,

2003 and amended March 31, 2004.  Since this time, the Company devoted efforts to establish a new business. Numerous organizational and re-structuring activities have occurred along with a significant shift in the company's current business focus.

For at least the first two quarters of the current fiscal 2005 year,

the Company anticipates incurring further losses as a result of organizational expenses associated with setting up a company structure which is capable of implementing its new business plan which amongst other things, includes the completion of the share exchange agreement and the operating and managing of the SCT.  The

Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter,

depending upon the performance of the business.

Subsequent to the fiscal year ending September 30, 2004, the Company entered into material business arrangements in an attempt to further promote its newly acquired business combinations and activities. If the Company either raises additional capital or engages in a business combination transaction that implicitly increases the value of the

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

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and since inception,

has experienced no significant change in liquidity or capital resources or shareholders' equity. Up until September 30, 2004 the company had not managed to generate any additional revenues or funding.  The Company estimates that it will need additional capital investment through private placement funding of approximately

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

September 30, 2004 we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of September 30, 2004 was $445.  Since inception, we have recognized no revenue.  We have accumulated operating losses of

$1,342,894  and we have a working capital deficiency of $336,094.  At the present time, and over the next twelve months, our primary focus will be to develop our new initiatives and operational plan, to establish sales and to explore various methods for raising

additional funds.

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

Further, because our common stock is traded on the NASD over-the-

counters bulletin board, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance.

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

September 30, 2004, the independent auditor's report, and the notes to the financial statements are attached as Exhibit 13 with this filing.

Index to Financial Statements:

1.     Independent Auditors' Report;

2.     Audited Financial Statements

a.   Balance Sheets as at September 30, 2004 and 2003;

b.   Statements of Changes in Capital Deficit for the

     period from September 14, 1999 (inception) to September 30,

     2004;

c.   Statements of Operations for the years ended

     September 30, 2004 and 2003 and for the cumulative period from

     September 14, 1999 (inception)to  September 30, 2004

d.   Statements of Cash Flows for the years ended

     September 30, 2004 and 2003 and for the cumulative period from

     September 14, 1999 (inception) to September 30, 2004;

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

         PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Board of Director Members:

As of September 30, 2004 the Company's Board of Directors was

comprised of the following three (3) board members:

Mr. Daniel J Steer - Chairman

Mr. Trevor Bentley - Director -  Resigned November 12. 2004

Mr. Lorne Chomos - Director -  Resigned November 12. 2004

On November 12, 2004, Trevor Bentley and Lorne Chomos resigned from the Board of Directors of the Company.

Prior to the resignations by Mr. Bentley and Mr. Chomos, the Board of Directors consisted of three members. The Board of Directors subsequently appointed Mr. Ted Kosturos and Dr.William Russell to fill the vacant positions created by Mr. Bentley's and Mr. Chomos' resignation effective November 12, 2004. Mr. Ted Kosturos was also appointed as the Company's new Corporate Secretary.

As of April 12, 2004, Trevor Bentley is the President and Chief Financial

Officer of the Company and Dan Steer is the Chief Executive Officer of the

Company.

On February 17, 2004, Trevor Bentley was elected by written consent from shareholders holding a majority of the outstanding shares of the Company's common stock to serve as Director.  The board of directors of the Company subsequently appointed Lorne Chomos to serve as a Director.

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

The following table sets forth the name, age and position of each of the current directors and executive officers of Claremont at February 15,2005:

Name                     Age  Position

--------------------------------------------------------------------

<s>                      <c>  <c>

Mr. Daniel J. Steer

  70   Chief Executive Officer, Chairman

</table>

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

Name                     Age  Position

--------------------------------------------------------------------

<s>                      <c>  <c>

Dr. William Russell

  --   Director

Dr. William Russell received his Doctor of Chiropratic from the Canadian Memorial Chiropractic College in Toronto, Ontario, Canada in 1981. He also received his Doctor of Naturopathetic Medicine from the Canadian Naturopathic College in Toronto, Ontario, Canada in 1989. He served on the board of the British Columbia Chiropractic Asociation from 1984 to 1986. He was an elected officer of the Association of Naturapathic Physicians of British Columbia from 1990 to 1992 and served as Chairman of the Ethics Committee in 1995. Dr.William Russell currently has his own practice in White Rock, BC Canada since 1987. Dr. Russell has been involved in the health care education for many years providing seminars and lectures relating to stress management, body balance nutritional systems, rife technology, diet and other health related issues.

Name                     Age  Position

--------------------------------------------------------------------

<s>                      <c>  <c>

Mr. Ted Kosturos

  --   Director

Mr. Ted Kosturos has been in the restaurant and hospitality industry since 1952 and is currently employed by Helenic Community of Vancouver. He has been Head Chef and Assistant Catering Manager with the Helenic Community since 1997. Mr. Kosturos was the owner and operator of one of the White Spot Restaurants in Vancouver from 1994 to 1997. Since 1980, Mr. Kosturos has been a private investor and advisor to startup companies and a private investor in public companies.

TERM OF OFFICE

Our officers are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

SECTION  16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

As of September 30, 2004 there were no officers or directors of the company which had failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal  year:

<table>

<caption>

                            Number   Transactions   Known Failures

                            Of late   Not Timely      To File a

Name and principal position Reports    Reported     Required Form

--------------------------  -------  -------------- -------------

<s>                         <c>      <c>            <c>

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

Trevor Bentley

      0

     0

      0

Lorne Chomos

      0

     0

      0

</table>

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

30, 2004.  No officers or directors received annual compensation in excess of $100,000 during the last two complete fiscal years.

               Fiscal Year 2004 Officers Annual Compensation Table

<table>

<caption>

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

Name            Title     Year  Salary   Bonus  (stock) Awarded  SARs (#)  payouts ($)

sation

------------  ----------  ----  -------  -----  ------  -------  --------  ----------- ------

Daniel       Chairman,    2004  $0 (1)      0      0      0        0            0      0

J. Steer     CEO

Dr. Andrew   President

Willoughby   & COO

     Director     2004  $0 (2)      0      0      0        0            0      0

John         CFO          2004  $12,000 (3) 0      0      0        0            0      0

Morita       Director

Donald       Director,    2004  $0 (5)      0      0       0       0            0      0

Walker       VP Channel

             Market &

             Licensing

Graham       Director     2004  $0          0      0       0       0            0      0

Willoughby

</table>

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

2004.

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

ITEM 11. SECURTIY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

         MANAGEMENT

The following table sets forth, as of September 30, 2004, Claremont's outstanding common stock owned of record or beneficially by each executive officer and director and by each person who owned of record, or was known by the Company to own beneficially, more than 5%

of its common stock, and the shareholdings of all Executive Officers and Directors as a group. Each person has sole voting and investment power with respect to the shares shown.

As of September 30, 2004 the total number of issued and outstanding common shares in the Company was 25,000,000.  5% of which equals

1,250,000 shares. Below represent the share positions of all officers and directors of the Company as of February 15, 2005:

CURRENT  OFFICERS  AND  DIRECTORS

<s>                <c>                               <c>                 <c>

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

       Chief Executive Officer

                   1374 Cartier Place,

                   Vancouver, BC V6P 2W9

                                                         -------------    -------

                                                             Nil shares    Nil%

Total combined share position of all executive

Officers and directors as a group consists of two

(2) persons                                                  Nil shares    Nil%.

FORMER OFFICERS AND DIRECTORS

Common Stock       John Morita                          75,000 shares   3%

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

</table>

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits  and  Index  of  Exhibits

<table>

  Exhibit

  Number                         Description of Exhibit

--------------     -------------------------------------------------

<s>                <c>

 31.1                Certification 302, CEO (1)

 31.2                Certification 906, CEO (1)

 32.1                Certification 302, CEO (1)

 32.2                Certification 906, CEO (1)

 --------------     -------------------------------------------------

</table>

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended

September 30, 2004 and 2003 for professional services rendered by the principal accountant for the audit of Claremont's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were estimated at $5,000 and

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

     Date:     February 15, 2005

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:  /s/ DAN STEER

     ___________________________________

     DAN STEER, Principal Executive Officer

     Principal Accounting Officer, director

     Date:     February 15, 2005

CLAREMONT TECHNOLOGIES CORP

(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

(Stated in U.S. Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of

Claremont Technologies Corp

(A development stage company)

We have audited the accompanying consolidated balance sheets of Claremont Technologies Corp (a development stage company) as at September 30, 2004 and 2003, and the related consolidated statements of operations and deficit, cash flows, and changes in stockholders equity (deficiency) for the years ended September 30, 2004 and 2003, and for the cumulative period from September 14, 1999 (date of inception) to September 30, 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well was evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at September 30, 2004 and 2003, and the results of its operations and its cash flows, and changes in stockholders equity (deficiency) for the years ended September 30, 2004 and 2003, and for the cumulative period from September 14, 1999 (date of inception) to September 30, 2004, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred a net loss since inception, has not attained profitable operations and is dependent upon obtaining adequate financing to fulfill its development activities.  These factors raise substantial doubt that the Company will be able to continue as a going concern.  Management’s plans in regard to these matters are also discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada

“Morgan & Company”

January 28, 2005

Chartered Accountants

January 28, 2005		Chartered Accountants
Tel: (604) 687-5841	Member of	P.O. Box 10007 Pacific Centre
Fax: (604) 687-0075	ACPA	Suite 1488-700 West Georgia Street
www.morgan-cas.com	International	Vancouver, B.C. V7Y 1A1

CLAREMONT TECHNOLOGIES CORP

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	SEPTEMBER 30
	2004	2003

ASSETS

Current
Cash	$445	$1,850

Loan Receivable	-	25,000
Website Development Costs (Note 4)	5,626	2,500

	$6,071	$29,350

LIABILITIES

Current
Accounts payable and accrued liabilities	$130,047	$63,849
Loans payable (Note 6)	28,778	-
Current portion of notes payable (Note 5)	183,340	72,000
	342,165	135,849

Notes Payable (Note 5)	-	28,709
	342,165	164,558

STOCKHOLDERS’ DEFICIENCY

Share Capital
Authorized:
25,000,000 common shares with a par value of $0.001 each

Issued:
25,000,000 (2003 – 16,320,000) common shares	25,000	16,320

Additional paid-in capital	981,800	35,680

Deficit Accumulated During The Development Stage	(1,342,894)	(187,208)
	(336,094)	(135,208)

	$6,071	$29,350

CLAREMONT TECHNOLOGIES CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			SEPTEMBER 14
	YEARS ENDED		1999 TO
	SEPTEMBER 30		SEPTEMBER 30
	2004	2003	2004

Revenue	$1,476	$-	$32,219

Expenses
Amortization	2,352	2,217	6,852
Consulting fees	35,195	15,861	108,302
Impairment of goodwill	1,001,884	-	1,001,884
Interest and bank charges	18,303	7,800	33,307
License fee impairment	9,500	-	9,500
Office and sundry	15,938	176	21,164
Professional fees	13,280	14,828	90,300
Rent	-	-	7,004
Software development	-	4,500	17,000
Computer software rights purchased	-	-	16,000
Transfer agent	710	1,775	3,800
Write off disbursement costs	60,000	-	60,000
	1,157,162	47,157	1,375,113

Net Loss For The Year	(1,155,686)	(47,157)	$(1,342,894)

Deficit Accumulated During The Development Stage, Beginning Of Year	(187,208)	(140,051)

Deficit Accumulated During The Development Stage, End Of Year	$(1,342,894)	$(187,208)

Net Loss Per Share	$(0.01)	$(0.01)

Weighted Average Number Of Shares Outstanding	20,660,000	16,320,000

CLAREMONT TECHNOLOGIES CORP.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			PERIOD FROM
			INCEPTION
			SEPTEMBER 14
	YEARS ENDED		1999 TO
	SEPTEMBER 30		SEPTEMBER 30
	2004	2003	2004

Cash Flows From Operating Activities
Net loss for the year	$(1,155,686)	$(47,157)	$(1,342,894)
Add: Items not involving the use of cash:
Goodwill impairment	1,001,884	-	1,001,884
License fee impairment	9,500	-	9,500
Amortization	2,352	2,217	6,852
	(141,950)	(44,940)	(324,658)
Change in assets and liabilities:
Inventory	3,639	-	3,639
Prepaid expense	86	4,500	86
Accounts payable and accrued liabilities	47,453	15,779	111,302
	(90,772)	(24,661)	(209,631)

Cash Flows From Investing Activities
Loan receivable	-	(25,000)	(25,000)
Website development costs	(5,478)	-	(12,478)
	(5,478)	(25,000)	(37,478)

Cash Flows From Financing Activities
Proceeds from issue of common shares	-	-	52,000
Notes and loans payable	94,275	50,725	194,984
	94,275	50,725	246,984

Change In Cash During The Year	(1,975)	1,064	(125)

Cash Acquired On Acquisition	570	-	570

Cash, Beginning Of Year	1,850	786	-

Cash, End Of Year	$445	$1,850	$445

CLAREMONT TECHNOLOGIES CORP

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES

IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

SEPTEMBER 30, 2004

(Stated in U.S. Dollars)

	NUMBER OF		ADDITIONAL	TOTAL
	COMMON	PAR	PAID-IN	ACCUMULATED	STOCKHOLDERS
	SHARES	VALUE	CAPITAL	DEFICIT	EQUITY

Balance, September 30, 1999	-	$-	$-	$-	$-

Issue of common shares at $0.001 (issued August 2, 2000)	2,000,000	2,000	-	-	2,000
Issue of common shares at $0.01 (issued August 31, 2000)	3,000,000	3,000	27,000	-	30,000
Issue of common shares at $0.20 (issued September 26, 2000)	100,000	100	19,900	-	20,000
Net loss for the year	-	-	-	(28,687)	(28,687)

Balance, September 30, 2000	5,100,000	5,100	46,900	(28,687)	23,313

Net loss for the year	-	-	-	(43,597)	(43,597)

Balance, September 30, 2001	5,100,000	5,100	46,900	(72,284)	(20,284)

Net loss for the year	-	-	-	(67,767)	(67,767)

Balance, September 30, 2002	5,100,000	5,100	46,900	(140,051)	(88,051)

2.2 for 1 stock dividend	11,220,000	11,220	(11,220)	-	-
Net loss for the year	-	-	-	(47,157)	(47,157)

Balance, September 30, 2003	16,320,000	16,320	35,680	(187,208)	(135,208)

Issue of common shares for acquisition of Safe Cell Tab Inc. at $0.11 (March 31, 2004)	8,680,000	8,680	946,120	-	954,800
Loss for the year	-	-	-	(1,155,686)	(1,155,686)

Balance, September 30, 2004	25,000,000	$25,000	$981,800	$(1,342,894)	$(336,094)

CLAREMONT TECHNOLOGIES CORP

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

(Stated in U.S. Dollars)

1.

NATURE OF BUSINESS AND CONTINUED OPERATIONS

The Company was incorporated on September 14, 1999 under the laws of the State of Nevada.  The Company had no activities or any transactions from inception on September 14, 1999 to September 30, 1999.  The Company is a development stage company and has been involved in developing an internet computer software program known as “Clear Switch”.  The “Clear Switch” computer software program was being designed to automate the process of submission of internet web page information to major internet search engines.  Due to insufficient funding, the development of this software program has been suspended.  The Company has also offered consulting services relating to the installation, maintenance and upgrades of wireless computer systems, however, has also suspended this activity as well.  As a result of the acquisition of its wholly owned subsidiary, Safe Cell Tab Inc., the Company is pursuing the marketing and sales of the Safe Cell Tab.  The Safe Cell Tab is a small, thin, oval shaped device designed specifically to help protect the users of cell phones, cordless phones, laptops, microwaves and any other hand held devices from the potentially harmful effects of electromatic radiation which is emitted from these and other electronic devices.

Since inception, the Company has suffered recurring losses and net cash outflows from operations.  The Company expects to continue to incur substantial losses to complete the development of its business.  Since its inception, the Company has funded operations through common stock issuances and loans in order to meet its strategic objectives.  Management believes that sufficient funding will be available to meet its business objectives, including anticipated cash needs for working capital, and is currently evaluating several financing options.  However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of and, if successful, to commence the sale of its products under development.  As a result of the foregoing, there exists substantial doubt about the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.

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

CLAREMONT TECHNOLOGIES CORP

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

(Stated in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES

The financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a)

Development Stage Company

The Company is a development stage company as defined in the Statements of Financial Accounting Standards No. 7.  The Company is devoting substantially all of its present efforts to establish a new business and none of its planned principal operations have commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

b)

Software Development

i)

Under the provisions of Statement of Financial Accounting Standards No. 86 - “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed”, issued by the Financial Accounting Standards Board, certain costs incurred in the internal development of computer software which is to be licensed to customers are capitalized.  Amortization of capitalized software costs is provided upon commercial release of the products at the greater of the amount using (i) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues of that product or, (ii) the straight-line method over the remaining estimated economic life of the product including the period being reported on.

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

CLAREMONT TECHNOLOGIES CORP

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

(Stated in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)

Software Development (Continued)

ii)

Under the provision of Statement of Position No. 98-1 – “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”, the Company has capitalized costs of design, configuration, coding, installation and testing of the Company’s website up to its initial implementation.  Costs are amortized to expense over an estimated useful life of three years using the straight-line method.  Ongoing website post-implementation costs of operations, including training and application, are expensed as incurred.  The Company evaluates the recoverability of website development costs in accordance with Financial Accounting Standards No. 121 – “Accounting for the Impairment of Long Lived Assets”.  No impairment loss has been recognized in these financial statements.

c)

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from management’s best estimates as additional information becomes available in the future.

d)

Income Taxes

The Company follows the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109 - “Accounting for Income Taxes”, which requires the Company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns using the liability method.  Under this method, deferred tax liabilities and assets are determined based on the temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities using enacted rates in effect in the years in which the differences are expected to reverse.

e)

Revenue Recognition

i)

Software

The Company will recognize revenue related to software licenses and software maintenance in compliance with the American Institute of Certified Public Accountants Statement of Position No. 97-2 - “Software Revenue Recognition”.

CLAREMONT TECHNOLOGIES CORP

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

e)

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

iii)

Safe Cell Tab

Revenue generated from the sale of the Safe Cell Tab is recognized at the time of delivery of the goods.

f)

Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, notes payable and loans payable.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.  The fair value of these financial instruments approximate their carrying values, unless otherwise noted.

CLAREMONT TECHNOLOGIES CORP

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

(Stated in U.S. Dollars)

2.

SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)

Foreign Currency Translation

The Company’s functional currency is the U.S. dollar.  Transactions in foreign currency are translated into U.S. dollars as follows:

i)

monetary items at the rate prevailing at the balance sheet date;

ii)

non-monetary items at the historical exchange rate;

iii)

revenue and expense at the average rate in effect during the applicable accounting period.

h)

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding.  Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  At September 30, 2004 and 2003, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

3.

ACQUISITION OF SAFE CELL TAB INC.

Effective March 31, 2004, Claremont Technologies Corp. acquired 100% of the issued and outstanding shares of Safe Cell Tab Inc. (“Safe Cell”) by issuing 8,680,000 common shares at a price of $0.11 per share.

This transaction was accounted for as a purchase.  Accordingly, the Company’s consolidated financial statements include the operations of Safe Cell for the period ending after the date of acquisition, March 31, 2004.

CLAREMONT TECHNOLOGIES CORP

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

(Stated in U.S. Dollars)

3.

ACQUISITION OF SAFE CELL TAB INC. (Continued)

The total purchase cost of Safe Cell has been allocated to the assets and liabilities of Safe Cell based upon estimates of their fair value as follows:

Total per share cost
Value of common shares issued	$954,800

Purchase price allocation
Current assets acquired	$4,295
Current liabilities	(43,745)
Intangible assets acquired	9,500
Long term liabilities	(17,134)
Goodwill	1,001,884

$954,800

As at March 31, 2004, the Company wrote off the goodwill of $1,001,884 acquired on the acquisition of Safe Cell.

4.

WEBSITE DEVELOPMENT COSTS

	2004	2003

Cost	$12,478	$7,000
Less: Accumulated amortization	(6,852)	(4,500)

	$5,626	$2,500

CLAREMONT TECHNOLOGIES CORP

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

(Stated in U.S. Dollars)

5.

NOTES PAYABLE

	2004	2003

Notes payable to an officer of the Company are due on October 1, 2004, together with interest at 10% per annum, compounded annually and payable at maturity	$-	$10,709

Note payable due October 1, 2004, together with interest at 10% per annum, compounded annually and payable at maturity	18,000	18,000

Notes payable due August 31, 2004 together with interest at 10% per annum, compounded annually and payable at maturity	72,000	72,000

Notes payable to an officer of the Company due October 1, 2004, together with interest at 10% per annum, compounded annually and payable at maturity	16,259	-

Notes payable due October 26, 2004, with interest at 10% per annum, compounded annually and payable at maturity	60,000	-

Notes payable due November 2, 2004, with interest at 10% per annum, compounded annually and payable at maturity	1,981	-

Notes payable due November 27, 2004, with interest at 10% per annum, compounded annually and payable at maturity	10,100	-

Notes payable due February 8, 2005, with interest at 10% per annum, compounded annually and payable at maturity	5,000	-
	183,340	100,709
Current portion of notes payable	183,340	72,000

	$-	$28,709

6.

LOANS PAYABLE

Loans payable are interest free and repayable in demand.

CLAREMONT TECHNOLOGIES CORP

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004 AND 2003

(Stated in U.S. Dollars)

7.

RELATED PARTY TRANSACTIONS

a)

During the year ended September 30, 2004, the Company accrued interest of $Nil (2003 - $6,529) on notes payable to an officer of the Company, and accrued $12,000 in consulting services (2003 - $12,000) to an officer of the Company.

b)

Included in accounts payable and accrued liabilities at September 30, 2004 is $19,803       (2003 - $28,618) owing to an officer of the Company.

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Dan Steer, certify that:

1.     I have reviewed this Form 10-KSB of Claremont Technologies Corp.

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 18, 2005

/s/ Dan Steer
Dan Steer
President, Chief Executive Officer, Director

CERTIFICATION PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Dan Steer, certify that:

1.     I have reviewed this Form 10-KSB of Claremont Technologies Corp.

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c) disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 18, 2005

/s/ Dan Steer
Dan Steer
Chief Financial Officer (Principal Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO
SECTION 1350 PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Claremont Technologies Corp (“Company”) on Form 10-KSB for the fiscal year ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (Report), I, Dan Steer, President, Chief Executive Officer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)               the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange act of 1934; and

(2)               the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 18, 2005

/s/ Dan Steer
Dan Steer
President, Chief Executive Officer, Director

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO
SECTION 1350 PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Claremont Technologies Corp (“Company”) on Form 10-KSB for the fiscal year ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (Report), I, Dan Steer, Chief Financial Officer and Director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1)               the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange act of 1934; and

(2)               the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 18, 2005

/s/ Dan Steer
Dan Steer
Chief Financial Officer (Principal Accounting Officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.