Form 10QSB
period 2004-12-31
CLAREMONT TECHNOLOGIES CORP
filed 2005-03-23
CIK 1130128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

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

PART I:     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS:

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY

(Development Stage Company)

CONSOLIDATED BALANCE SHEET - unaudited

December 31, 2004

ASSETS

CURRENT ASSETS

Cash		$ 1,178
Accounts receivable		9,516
Inventory for sale		2,896
Total Current Assets		13,590

WEB SITE - net of amortization		3,274

	$ 16,864

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable - related parties		$ 53,219
Accounts payable - (note 3)		316,892
Total Current Liabilities	370,111

STOCKHOLDERS' DEFICIENCY

Common stock
25,000,000 shares authorized at $.001 par value;
25,000,000 shares issued and outstanding		25,000
Capital in excess of par value		981,800
Accumulated deficit during development stage	(1,360,047)
Total Stockholders' Deficiency		(353,247

		$ 16,864

The accompanying notes are an integral part of these financial statements.

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY

(Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

For the Three Months Ended December 31, 2004 and 2003 and the period

September 14, 1999 (date of inception) to December 31, 2004

 Dec 31,

Dec 31,

Sept 14, 1999 to

  2004

  2003

 Dec 31, 2004

REVENUES

$   8,808

$        -

$  41,027

EXPENSES

   Consultants

-

11,256

108,302

   Software development costs

-

-

33,000

   Disbursement costs

-

-

60,000

   License fee

-

-

9,500

   Sales expenses

6,697

-

6,697

   Amortization of web site

2,352

417

9,204

   Administrative

16,912

3,304

 139,180

25,961

14,977

365,883

NET OPERATING  LOSS - before other expenses

(17,153)

(14,977)

(324,856)

OTHER  EXPENSE

    Good will expensed

(1,001,884)

     Interest expense

          -

(4,083)

  (33,307)

NET INCOME (LOSS)

$ (17,153)

$  (19,060)

$ (1,360,047)

NET LOSS PER COMMON

SHARE

Basic and diluted

$     -

$     -

AVERAGE  OUTSTANDING

    SHARES

     Basic (stated in 1,000's)

25,000

16,320

The accompanying notes are an integral part of these financial statements.

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY

(Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

For the Three Months Ended December 30, 2004  and 2003 and the Period

September  14, 1999 (date of inception ) to December 31, 2004

Dec 31,

Dec 31,

Sept 14, 1999

  2004

  2003

 to Dec 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)

$ (17,153)

$ (19,060)

$ (1,360,047)

Adjustments to reconcile net loss to

net cash provided by operating

activities

           Goodwill expensed

-

-

1,001,884

           License fee expensed

-

-

9,500

           Amortization

2,352

417

9,204

          Changes in accounts receivable

 (9,516)

-

(9,516)

          Changes in inventory

(2,896)

-

(2,896)

          Changes in notes and accounts payable

27,946

(60,838)

313,527

            Net Changes in Cash from Operations

    733

 (79,481)

 (38,344)

CASH FLOWS FROM INVESTING ACTIVITIES

          Web site costs

      -

        -

(12,478)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock

     -

77,631

 52,000

Net Increase (Decrease) in Cash

733

 (1,850)

 1,178

Cash at Beginning of Period

   445

 1,850

    -

Cash at End of Period

 $ 1,178

$    -

$ 1,178

The accompanying notes are an integral part of these financial statements.

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

December 31, 2004

1.

ORGANIZATION

The Company was incorporated on September 14, 1999 under the laws of the State of Nevada with 25,000,000 common shares with a par value of $.001.   The Company is a development stage company and has been involved in developing an internet computer software program known as “Clear Switch”.  The “Clear Switch” computer software program was being designed to automate the process of submission of internet web page information to major internet search engines and consulting services relating to the installation, maintenance  and upgrades of wireless computer systems, however, these activities have been suspended due to insufficient funding.

The Company acquired a wholly owned subsidiary “Safe Cell Tab Inc.” on August  22, 2003  (note 3 ) for the purpose of pursuing the marketing and sales of the “Safe Cell Tab”.  The Safe Cell Tab is a small, thin, oval shaped device designed specifically to help protect the users of cell phones, cordless phones, laptops, microwaves and any other hand held devices from the potentially harmful effects of electronic radiation which is emitted from these and other electronic devices.

During 2003 the Company completed a forward stock split of 3.2 shares for each outstanding share. This report has been prepared showing post split shares from inception.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not  adopted a policy regarding payment of dividends.

Income Taxes

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse.  An allowance against deferred tax assets is recorded, when it is more likely than not, that such tax benefits will not be realized.

On December 31, 2004  the Company  had a  net operating loss available for carry forward of approximately  $1,360,047. The income  tax benefit of approximately  $408,000 from the loss carry forward  has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations and there has been a substantial change of stockholders.

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2004

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share

Basic net income (loss) per share amounts are computed based on the weighted average number of shares actually outstanding. Diluted net income (loss) per share amounts are computed using the weighted average number of common shares and common equivalent shares outstanding as if shares had been issued on the exercise of any common share rights unless the  exercise becomes antidilutive and then only the basic per share amounts are shown in the report.

Foreign Currency Translation

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gains or losses  are recognized from the translations.  US dollars are considered to be the functional currency.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts  of  the Company and its subsidiary from  its acquisition date.  All significant intercompany accounts and balances have been eliminated in the consolidation.

Financial Instruments

The carrying amounts of financial instruments  are considered by management to be their estimated fair values due to their short term maturities.

Estimates and Assumptions

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles.  Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.  Actual results could vary from the estimates that were assumed in preparing these financial statements.

Financial and Concentrations Risk

The Company does not have any concentration or related financial credit risk.

Revenue Recognition

Revenue is recognized as income on the sale and delivery of a product or the completion of a service provided.

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2004

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Market Development

The company expenses advertising and market development costs as incurred.

Amortization of Web Site

Costs of the preliminary development of the web site are expensed as incurred and costs of the application and post- implementation are capitalized and amortized over the useful life of the fully developed web site.

Recent Accounting Pronouncements

The Company does not expect that the adoption of other recent accounting pronouncements will

Have a material impact on its financial statements.

3.  ACQUISITION OF SAFE CELL TAB INC.

On August 22, 2003 and as amended on March 31, 2004 the Company (parent) acquired all of the outstanding shares of Safe Cell Tab Inc. (subsidiary) by issuing 8,680,000 common shares of the parent. After the exchange the former shareholders of the subsidiary held  34.7 % of the parent.

Safe Cell Tab Inc. was organized in British Columbia, Canada during 1989.  The only significant  asset Safe Cell had were the contractual rights for the exclusive use of a patent for the manufacture and marketing of a “Safe Cell Tab” and the exclusive right to sell and distribute all resulting product offerings.(note 1)

The transaction was accounted for as a purchase which resulted in good will.  The Company’s consolidated financial statements include the operations of the subsidiary for the period beginning after the date of acquisition.

The fair value of the parent’s stock given in the exchange was considered to be $954,800 and the fair value of the stock of the subsidiary and its assets was undeterminable and was, therefore, considered to be their book values.

The  purchase price of the subsidiary  has been allocated to the assets and liabilities of the subsidiary  as follows;

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2004

3.  ACQUISITION OF SAFE CELL TAB INC. - continued

Total value of 8,680,000 common shares issued

$  954,800

Purchase price allocation

     Patents rights

-

     Other  assets

 13,795

     Liabilities

      (60,879)

     Goodwill

   1,001,884

$ 954,800

The Company uses the discounted cash flows approach to value good will and since the subsidiary has no operations the good will has been expensed.

Included in the agreement of acquisition with the prior stockholders of the subsidiary was a provision that  liabilities of $316,892 due by the parent and the subsidiary would be paid or otherwise  settled before the acquisition.  These liabilities were not settled before the acquisition and the Company is presently reviewing the matter with legal council. The officers of the company,  with council, believe there will be an adjustment.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their families  have acquired 27% of the outstanding common stock  and have made demand, no interest, loans to the Company of $53,219.

5.  GOING CONCERN

The Company  does not have the necessary working capital to  service its debt and for its  planned activity, which  raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company  as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from officers, and equity funding, which will enable the Company to conduct operations for the coming year.

ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS:

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended December 31, 2004. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the  words "believes," "anticipates," "expects" and the like, constitute "forward- looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Our subsidiary, Safe Cell Tab, Inc., has recently completed their fifth round of successful testing at a leading independent certified laboratory. Theresults of the testing were successful and have been made public.

LIQUIDITY AND CAPITAL RESOURCES

For at least the first three quarters of the current fiscal 2005 year, the Company anticipates incurring further losses as a result of organizational expenses associated with setting up a company structure which is capable of implementing its new business plan which amongst other things, includes the operating and managing of the Safe Cell Tab.  The Company anticipates that until these procedures are completed, it will not generate revenues, and may continue to operate at a loss thereafter, depending upon the performance of the business.

The Company's consolidated financial statements are presented on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  At December 31, 2004 we have been unsuccessful in our efforts to raise additional capital to meet our plan of operations. Our cash position as of June 30, 2004 was negligible.  We have just started to recognize some revenue from our operations. At the present time, and over the next twelve months, our primary focus will be to develop our new initiatives and operational plan, to establish sales and to explore various methods for raising additional funds.

The Company remains in the development stage and since inception, has experienced no significant changes in liquidity or capital resources or shareholders' equity.  Up until December 31, 2004 the company has not managed to generate any additional revenues or funding.  However, the Company has just started to recognize some revenues in this quarter as we develop our operational plan.  The Company estimates that it will need additional capital investment through private placement funding of approximately $500,000 in order to generate positive cash flow from its operations and to carry out  its business plan. As of December 31, the company has not secured any of these additional funds. Accordingly, there can be no assurance that any additional funds will be available on terms acceptable to the Company or at all.

If Claremont was able to raise the additional funding of $500,000 in privateplacement transactions over the next twelve months to cover its minimum cash requirements to persons who are "accredited investors", it would be allocated as follows:

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

ITEM 3.  EFFECTIVENESS OF THE REGISTRANT'S DISCLOSURE CONTROLS AND PROCEDURES

(a)

Evaluation of disclosure controls and procedures.  Based on the evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-QSB, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that the information we are required to disclose in the reports we file or submit under he Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

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

None

Item  3.     Defaults  upon  Senior  Securities

None

Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders

No  matters  were submitted to our security holders for a vote during the fiscal quarter  ending  December 31, 2004.

Item  5.     Other  Information

On March 10, 2005, pursuant to a resolution of the Board of Directors, the Company recommending, approving and directing the action, the Company engaged the accounting firm of Madsen & Associates, CPS’s Inc., as its principal accountant to audit its financial statements for the quarter year ended December 31, 2004, and those of is subsidiaries. Madsen & Associates, CPS’s Inc. shall replace Morgan & Company, which had previously served as the Company's independent accountants. The Company executed the engagement letter with Madsen & Associates, CPS’s Inc. on March 21, 2005.

Morgan & Company, the Company’s independent accountant prior to March 15, 2005 had not resigned or declined to stand for re-election, the Company’s Board of Directors concluded to dismiss them and change to a firm with Salt Lake City offices.

The reports of Morgan & Company on the financial statements for the years ended September 30, 2004 did not include any adverse opinion or disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope or accounting principles.

During the year ended September 30, 2004, and through the date of this report,.there were no disagreements with Morgan & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The Company has authorized Morgan & Company to respond fully to any inquiries of Madsen & Associates, CPS’s Inc.

As stated above, there are no reportable events as defined in Regulation S-B Item 304(a)(1)(iv) that Morgan & Company advised the Company of during the period of their engagement.

The Company has requested that Morgan & Company furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above mentioned statements. A copy of such letter, dated March 22, 2005, shall be filed as an Exhibit to Form 8-K.

Item  6.     Exhibits  and  Reports  on  Form  8-K.

Exhibit

Number     Description of Exhibit

------

 31.1                Certification 302, CFO

 31.2                Certification 302, CEO

 32.1                Certification 906, CFO

 32.2                Certification 906, CEO

(1)     Filed  as  an  Exhibit  to  this  Quarterly  Report  on  Form  10-QSB

REPORTS  ON  FORM  8-K

Resignation and Appointment of Directors November 12, 2004, by reference filed November 17, 2004.

SIGNATURES

In  accordance with the requirements of the Securities and Exchange Act of 1934, the  Registrant  has  duly  caused this report to be signed on its behalf by the undersigned,  thereunto  duly  authorized.

Date:     MARCH 22,  2005

CLAREMONT TECHNOLOGIES, CORP.

By:  /s/ DAN STEER

     ___________________________________

     DAN STEER, Principal Executive Officer

     Principal Accounting Officer, director