Form 10QSB
period 2005-03-31
CLAREMONT TECHNOLOGIES CORP
filed 2005-05-20
CIK 1130128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD        TO


                     Commission file number    000-50240

                           CLAREMONT TECHNOLOGIES CORP
     ---------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

           NEVADA                               98-0338263
     ---------------------------------    -------------------------------
    (State or other jurisdiction of       (IRS Employer Identification No.)
     incorporation or organization)

  1200 WEST 73rd AVENUE SUITE 1100
  VANCOOUVER, BC CANADA                                  V6P 6G5
  ----------------------------------------              -----------
  (Address of principal executive offices)               (Zip Code)

  Issuer's telephone number, including area code:   (604) 267-7032

              1200 WEST 73RD AVE. SUITE 1100, VANCOUVER, BC V6P 2W9
              ---------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                              [X] Yes       [ ] No

 State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    25,000,000 shares of $0.001 par value
                Common Stock outstanding as of March 31, 2005


            PART I:      FINANCIAL INFORMATION

                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                           (Development Stage Company)
                     CONSOLIDATED BALANCE SHEET - unaudited
                                 March 31, 2005


ASSETS
CURRENT ASSETS

   Cash                                                             $        78
    Inventory for sale                                                    2,896
    Advance deposit and prepaid expenses                                 10,208
                                                                    -----------
        Total Current Assets                                             13,182
                                                                    -----------

WEB SITE - net of amortization                                              922
                                                                    -----------

                                                                    $    14,104
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

    Accounts payable - related parties                              $    55,371
   Accounts payable                                                       9,160
                                                                    -----------
       Total Current Liabilities                                         64,531
                                                                    -----------

STOCKHOLDERS' DEFICIENCY

   Common stock
       25,000,000 shares authorized
       at $.001 par value;
       25,000,000 shares issued and outstanding                          25,000
   Capital in excess of par value                                       981,800
    Accumulated deficit during development stage                     (1,057,227)
                                                                    -----------
        Total Stockholders'  Deficiency                                  50,427)
                                                                    -----------

                                                                    $    14,104
                                                                    ===========

      The accompanying notes are an integral part of these financial statements.

                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                           (Development Stage Company)
                CONSOLIDATED STATEMENT OF OPERATIONS - unaudited
   For the Three and Six Months Ended March 31, 2005 and 2004 and the period
            September 14, 1999 (date of inception) to March 31, 2005


                                                 Three Months                    ix Months
                                            Mar 31,         Mar 31,         Mar 31,         Mar 31,     Sept 14, 1999
                                               2005            2004            2005            2004   to Mar 31, 2005
                                        -----------     -----------     -----------     -----------   ---------------
REVENUE                                 $     2,101     $        --     $    10,909     $        --       $    43,128
                                        -----------     -----------     -----------     -----------       -----------
EXPENSES
   Consultants                                                                   --              --           108,302
   Software development costs                                                    --              --            33,000
   Disbursement costs                                                            --              --            60,000
   License fee                                                                   --              --             9,500
   Sales expenses                             1,761              --           8,458              --             8,458
   Amortization of web site                   2,352             645           4,704           1,062            11,556
  Administrative                             12,059          16,444          28,971          31,004           151,240
                                        -------------------------------------------     -----------------------------
                                             16,172          17,089          42,133          32,066           382,056
                                        -----------     -----------     -----------     -----------------------------
NET OPERATING  LOSS -                       (14,071)        (17,089)        (31,224)        (32,066)         (338,928)
         before other expenses
OTHER  EXPENSE
    Good will expensed - note 3                  --        (684,992)             --        (684,992)         (684,992)
     Interest expense                            --          (4,681)             --          (8,764)          (33,307)
                                        -------------------------------------------     -----------   ---------------


NET INCOME (LOSS)                       $    14,071)    $  (706,762)    $   (31,224)    $  (725,822)      $(1,057,227)
                                        ===========     ===========     ===========     ===========       ===========
NET LOSS PER COMMON
   SHARE
   Basic and diluted                    $        --     $      (.06)    $        --     $      (.06)
                                        -----------     -----------     -----------     -----------
AVERAGE  OUTSTANDING
    SHARES
     Basic (stated in 1,000's)               25,000          16,415          25,000          16,367
                                        -------------------------------------------     -----------

    The accompanying notes are an integral part of these financial statements

                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                           (Development Stage Company)
                CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited
         For the Six Months Ended March 31, 2005 and 2004 and the Period
            September 14, 1999 (date of inception ) to March 31, 2005

                                                              Mar 31,            Mar 31,     Sept 14, 1999
                                                            2005           2004            to Mar 31, 2005
------------------------------------                 ---------------    ---------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                 $       (31,224)   $      (725,822)   $    (1,057,227)
       Adjustments to reconcile net loss to
       net cash provided by operating
       activities

           Goodwill expensed                                    --              684,992            684,992

           License fee expensed                                 --                 --                9,500
           Amortization                                        4,704              1,062             11,556
           Changes in prepaid expenses                          (692)           (60,000)              (692)

           Changes in accounts receivable                     (9,516)              --               (9,516)
           Changes in inventory                               (2,896)              --               (2,896)
           Changes in notes and accounts payable              39,257             24,106            324,839
                                                     ---------------    ---------------    ---------------

               Net Changes in Cash from Operations              (367)           (75,662)           (39,444)
                                                     ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Web site costs                                        --               (5,479)           (12,478)
                                                     ---------------    ----------------------------------
------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
              Proceeds from note payable                        --               82,631               --
           Proceeds from issuance of common stock`              --                 --               52,000
                                                     ---------------    ---------------    ---------------

   Net Increase (Decrease) in Cash                              (367)             1,490                 78

   Cash at Beginning of Period                                   445              2,420               --
                                                     ---------------    ---------------    ---------------
   Cash at End of Period                             $            78    $         3,910    $            78
                                                     ===============    ===============    ===============

   The accompanying notes are an integral part of these financial statements.

                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2005


1.    ORGANIZATION

The Company was incorporated on September 14, 1999 under the laws of the State of Nevada with 25,000,000 common shares with a par value of $.001. The Company is a development stage company and has been involved in developing an internet computer software program known as "Clear Switch". The "Clear Switch" computer software program was being designed to automate the process of submission of internet web page information to major internet search engines and consulting services relating to the installation, maintenance and upgrades of wireless computer systems, however, these activities have been suspended due to insufficient funding.

The Company acquired a wholly owned subsidiary "Safe Cell Tab Inc." on August 22, 2003 (note 3 ) for the purpose of pursuing the marketing and sales of the "Safe Cell Tab". The Safe Cell Tab is a small, thin, oval shaped device designed specifically to help protect the users of cell phones, cordless phones, laptops, microwaves and any other hand held devices from the potentially harmful effects of electronic radiation which is emitted from these and other electronic devices.

During 2003 the Company completed a forward stock split of 3.2 shares for each outstanding share. This report has been prepared showing post split shares from inception.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Methods
------------------

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy
---------------

The Company has not adopted a policy regarding payment of dividends.

Income Taxes
------------

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

On March 31, 2005 the Company had a net operating loss available for carry forward of approximately $1,057,227. The income tax benefit from the loss carry forward has not been determined because there has been a substantial change of stockholders.

                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2005


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Basic and Diluted Net Income (Loss) Per Share
---------------------------------------------

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

Foreign Currency Translation
----------------------------

Part of the transactions of the Company were completed in Canadian dollars and have been translated to US dollars as incurred, at the exchange rate in effect at the time, and therefore, no gains or losses are recognized from the translations. US dollars are considered to be the functional currency.

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary from its acquisition date. All significant intercompany accounts and balances have been eliminated in the consolidation.

Financial Instruments
---------------------

The carrying amounts of financial instruments are considered by management to be their estimated fair values due to their short term maturities.

Estimates and Assumptions
-------------------------

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

Financial and Concentrations Risk
---------------------------------

The Company does not have any concentration or related financial credit risk.

Revenue Recognition
-------------------
Revenue is recognized as income on the sale and delivery of a product or the completion of a service provided.

                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2005


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising and Market Development
----------------------------------

The company expenses advertising and market development costs as incurred.

Amortization of Web Site
------------------------

Costs of the preliminary development of the web site are expensed as incurred and costs of the application and post-implementation are capitalized and amortized over the useful life of the fully developed web site.

Recent Accounting Pronouncements
--------------------------------

The Company does not expect that the adoption of other recent accounting pronouncements will Have a material impact on its financial statements.

3.    ACQUISITION OF SAFE CELL TAB INC.

On August 22, 2003, and amended on March 31, 2004, the Company (parent) acquired all of the outstanding shares of Safe Cell Tab Inc. (subsidiary) by issuing 8,680,000 common shares of the parent. After the exchange the former shareholders of the subsidiary held 34.7 % of the parent.

Safe Cell Tab Inc. was organized in British Columbia, Canada during 1989. The only significant asset Safe Cell had was the contractual rights for the exclusive use of a patent for the manufacture and marketing of a "Safe Cell Tab".(note 1)

The transaction was accounted for as a purchase which resulted in good will. The Company's consolidated financial statements include the operations of the subsidiary for the period beginning after the date of acquisition.

The fair value of the parent's stock given in the exchange was considered to be $637,908 (restated from $954,800) and the fair value of the stock of the subsidiary and its assets was undeterminable and was, therefore, considered to be their book values.

The purchase price of the subsidiary has been allocated to the assets and liabilities of the subsidiary as follows;

                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                 March 31, 2005



3. ACQUISITION OF SAFE CELL TAB INC. - continued
Total value of 8,680,000 common shares issued                         $ 637,908
        (Restated from $954,800)
Purchase price allocation
      Patents rights                                                       --
     Other assets                                                        13,795
  Liabilities
                                                                        (60,879)
Goodwill (restated from $1,001,884)
                                                                        684,992
                                                                        637,908


The company uses the discounted cash flows approach to value good will and since the subsidiary has no operations the good will has been expensed.

Included in the agreement of acquisition with the prior stockholders of the subsidiary was a provision that liabilities of $316,892 due by the parent and the subsidiary would be paid or otherwise settled before the acquisition. These liabilities were not settled before the acquisition and the management, with legal council, believes the Company would be successful in any action against the prior stockholders. These financial statements have been restated assuming the liability of $316,892 had been settled.

4.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their families have acquired 27% of the outstanding common stock and have made demand, no interest, loans to the Company of $55,371.

6.  GOING CONCERN

The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from officers, if needed, and equity funding. Officers of the Company believe that the sale of the present inventory will provide more than sufficient profit to increase the working capital necessary to conduct operations for the coming year.

                                   SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     May 20, 2005


CLAREMONT TECHNOLOGIES, CORP.

By:  /s/ DAN STEER
     -----------------------------------
     DAN STEER, Principal Executive Officer
     Principal Accounting Officer, director