Form 10QSB
period 2005-06-30
CLAREMONT TECHNOLOGIES CORP
filed 2005-08-19
CIK 1130128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

 |_|  TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD        TO


                        Commission file number 000-50240

                           CLAREMONT TECHNOLOGIES CORP
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   NEVADA                              98-0338263
     ---------------------------------    --------------------------------
     (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)

  1200 WEST 73rd AVENUE SUITE 1100
  VANCOUVER, BC CANADA                                  V6P 6G5
  ----------------------------------------            -----------
  (Address of principal executive offices)             (Zip Code)

  Issuer's telephone number, including area code:   (604) 267-7032

               1374 CARTIER PLACE VANCOUVER, B.C      V6P 2W9
              ---------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                              |X| Yes       |_| No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                      25,000,000 shares of $0.001 par value
                  Common Stock outstanding as of June 30, 2005

                          PART I: FINANCIAL INFORMATION


                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                           (Development Stage Company)
                     CONSOLIDATED BALANCE SHEET - unaudited
                                  June 30, 2005


ASSETS
CURRENT ASSETS

    Cash                                                            $     1,712
  Accounts receivable                                                       768
  Inventory for sale                                                     12,912
  Prepaid expenses                                                          692
                                                                    -----------
        Total Current Assets                                        $    16,084
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

    Accounts payable - related parties                              $    43,182
      Accounts payable                                                   57,179
                                                                    -----------
          Total Current Liabilities                                     100,361
                                                                    -----------

STOCKHOLDERS' DEFICIENCY

  Common stock
    25,000,000 shares authorized  at $.001 par value;
    25,000,000 shares issued and outstanding                             25,000
      Capital in excess of par value                                    981,800
  Accumulated deficit during development stage                       (1,091,077)
                                                                    -----------
    Total Stockholders'  Deficiency                                     (84,277)
                                                                    -----------
                                                                    $    16,084
                                                                    ===========

              The accompanying notes are an integral part of these
                              financial statements

                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                           (Development Stage Company)
                CONSOLIDATED STATEMENT OF OPERATIONS - unaudited
    For the Three and Nine Months Ended June 30, 2005 and 2004 and the period
             September 14, 1999 (date of inception) to June 30, 2005


                              Three Months                   Nine Months
                                 Jun 30,        Jun 30,        Jun 30,        Jun 30,    Sept 14, 1999 to
                                  2005           2004           2005           2004        Jun 30, 2005
                               -----------    -----------    -----------    -----------    -----------

REVENUES                       $     2,386    $       870    $    13,295    $       870    $    45,514
                               -----------    -----------    -----------    -----------    -----------

EXPENSES

  Consultants                                                         --             --        108,302
  Software development costs                                          --             --         33,000
  Disbursement costs                                                  --             --         60,000
  License fee                                                         --             --          9,500
  Sales expenses                        --             --          8,073             --          8,458
  Amortization of web site             922            645          5,626          1,707         12,478
  Administrative                    35,314         20,820         64,670         51,824        186,554
                               -----------    -----------    -----------    -----------    -----------
                                    36,236         21,465         78,369         53,531        418,292
                               -----------    -----------    -----------    -----------    -----------

NET OPERATING  LOSS -              (33,850)       (20,595)       (65,074)       (52,661)      (372,778)
    before other expenses
OTHER  EXPENSE

  Good will expensed                    --             --             --       (684,992)      (684,992)
  Interest expense                      --         (3,013)            --        (11,777)       (33,307)
                               -----------    -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                            $ 33,850)$ (23,$  (749,430)4) $(1,091,077)
                               ===========    ===========    ===========    ===========    ===========


NET LOSS PER COMMON SHARE
  Basic and diluted            $        --    $        --    $        --    $      (.05)
                               -----------    -----------    -----------    -----------    -----------

AVERAGE  OUTSTANDING SHARES
  Basic (stated in 1,000's)         25,000         16,415         25,000         16,367
                               -----------    -----------    -----------    -----------    -----------

              The accompanying notes are an integral part of these
                              financial statements

                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                           (Development Stage Company)
                CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited
         For the Nine Months Ended June 30, 2005 and 2004 and the Period
            September 14, 1999 (date of inception ) to June 30, 2005


                                                  Jun 30,        Jun 30,    Sept 14, 1999 to
                                                   2005           2004        Jun 30, 2005
                                                -----------    -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net income (loss)                             $   (65,074)   $  (749,430)   $ (1,091,077)
    Adjustments to reconcile net loss to
    net cash provided by operating
    activities

      Goodwill expensed                                  --        684,992         684,992

      License fee expensed                               --             --           9,500
      Amortization                                    5,626          1,707          12,478
      Changes in prepaid expenses                      (692)       (60,000)           (692)
      Changes in accounts receivable                   (768)            --            (768)
        Changes in inventory                        (12,912)           148         (12,912)
        Changes in notes and accounts payable        75,087         37,284         360,669
                                                -----------    -----------    ------------

          Net Changes in Cash from Operations         1,267        (85,299)        (37,810)
                                                -----------    -----------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
      Web site costs                                     --         (5,479)        (12,478)
                                                -----------    -----------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from note payable                         --         88,358              --
      Proceeds from issuance of common stock             --             --          52,000
                                                -----------    -----------    ------------

  Net Increase (Decrease) in Cash                     1,267         (2,420)          1,712

  Cash at Beginning of Period                           445          2,420              --
                                                -----------    -----------    ------------

   Cash at End of Period                        $     1,712    $        --    $      1,712
                                                ===========    ===========    ============

              The accompanying notes are an integral part of these
                             financial statements.

                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2005


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

On June 30, 2005 the Company had a net operating loss available for carry forward of approximately $1,091,077. The income tax benefit from the loss carry forward has not been determined because there has been a substantial change of stockholders.

                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2005


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

                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2005


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

                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2005


3. ACQUISITION OF SAFE CELL TAB INC. - continued

Total value of 8,680,000 common shares issued                         $ 637,908
                                                                      ---------
  (restated from $954,800)
Purchase price allocation
  Patents rights                                                             --
  Other  assets                                                          13,795
  Liabilities                                                           (60,879)
  Goodwill (restated from $1,001,884)                                   684,992
                                                                      ---------
                                                                        637,908
                                                                      ---------

The company uses the discounted cash flows approach to value good will and since the subsidiary has no operations the good will has been expensed.

Included in the agreement of acquisition with the prior stockholders of the subsidiary was a provision that liabilities of $316,892 due by the parent and the subsidiary would be paid or otherwise settled before the acquisition. These liabilities were not settled before the acquisition and the management , with legal council, believe the Company would be successful in any action against the prior stockholders.

On March 25th, 2005 two of the Company's note holders filed an involuntary petition against the Company under Title 11 of the United States Code. They were subsequently joined by two other note holders. The Company answered and denied various allegations of the Petition. The parties conducted extensive discovery and on June 7, 2005 a hearing was held in the United States Bankruptcy Court for the District of Nevada, and the parties announced that they were working towards a tentative settlement which could result in a restructuring of the Companies liabilities and may change the provision stated above.

These financial statements have been restated assuming the liability of $316,892 had been settled.

4. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and their families have acquired 27% of the outstanding common stock and have made demand, no interest, loans to the Company of $43,182.

                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  June 30, 2005


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


Date:     August 19, 2005


CLAREMONT TECHNOLOGIES, CORP.

By:  /s/ Gus Rahim
     -----------------------------------
     GUS RAHIM, PRESIDENT