Form 10KSB
period 2005-09-30
CLAREMONT TECHNOLOGIES CORP
filed 2006-02-16
CIK 1130128

UNITED STATES SECURITIES EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

                    FOR FISCAL YEAR ENDED: September 30, 2005

                         COMMISSION FILE NO.: 000-50240

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM 10/01/04 TO 09/30/05

                          CLAREMONT TECHNOLOGIES CORP.
                -------------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                                98-0338263
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1100 - 1200 West 73rd Ave. Vancouver, B.C,                        V6P 6G5
------------------------------------------                   -------------------
 (Address of principle executive offices)                        (Zip Code)

Issuer's telephone number: (604) 267-7032
                           --------------

Former Name and Address:

         1374 Cartier Place,
         Vancouver, BC            V6P 2W9

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:

      Common Stock, $0.001 par value
      ------------------------------
      (Title of Class)

Check whether the issuer (1) filed all reports required to be filed By Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |_| NO |X|

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Issuer's revenues for its most recent fiscal year is 17,071.

The aggregate market value of the voting common stock held by non- affiliates of the Registrant as of January 26, 2006 is $144,242 At January 26, 2006 our stock's closing price was $0.011 per share. This price, however, is an inter-dealer price without retail mark- up, mark-down or commission and may not represent an actual transaction.

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

25,000,000 SHARES OF $0.001 PAR VALUE COMMON STOCK ARE ISSUED AS OF January 26, 2005 AND 25,000,000 ARE OUTSTANDING.

Transitional Small Business Disclosure Format (check one):
                                           Yes |_|  No |X|

ITEM 1. DESCRIPTION OF BUSINESS

Background

The Company was incorporated on September 14, 1999 in and under the laws of the state of Nevada, with the initial Board of Directors comprised of a sole director, Robert Rosner. At our incorporation, we were engaged in the business of developing an internet computer software program known as Clear Switch; a program that processes submission of internet web page information to major internet search engines. Subject to the necessary funding for development and completion of its software, Claremont anticipated that the development of the first tool of its proprietary software, Clear Switch Manager, would be completed by October 2003. The Company's plans were to integrate the software with our website, so it could be sold immediately after completion. Subsequent products including the Clear Switch Repeater, the Clear Switch Bridge, the Clear Switch Router, and the Clear Switch Complex were to be developed and released at a rate of one tool per quarter, depending on sales and financing, until all four tools in the Claremont suite of products had been completed. Although we attempted to develop this software program, we suspended these efforts due to our insufficient cash flow and inability to obtain financing to conduct further development of this software program.

In July 2003, the Board of Directors of the Company approved a 3.2 for 1 split of its common stock. The stock split was effected by way of a stock dividend to the Company's shareholders of record as at July 28, 2003. Each shareholder of record was issued 2.2 additional shares of the Company's common stock for each 1 share held on the payment date of July 28, 2003. The Company's common stock was traded on a post-split (ex-dividend) basis on July 29, 2003. As of July 29, 2003, the total issued and outstanding shares of the Company were 16,320,000 common shares.

On August 22, 2003, a share exchange agreement between Claremont Technologies Corp. and the shareholders of Safe Cell Tab, Inc.("SCT"), was executed whereby the Company acquired 100% of the shares of SCT, making SCT a wholly owned subsidiary. On March 31, 2004, an amendment to the share exchange agreement was signed by the parties.

Background Post-Share Exchange

The Share Exchange Agreement of Safe Cell Tab, Inc. was undertaken as a means of complementing, augmenting and extending the early stage activities and business plans of the Company. The SCT Share Exchange Agreement was to result in the addition of gross revenues to the consolidated balance sheet of the Company, as a result of sales from the SCT products. SCT became the sole operating entity of the consolidated de faceto merger business combination. Additionally, the acquisition of a master distributor Wi-Fi License which had been acquired and paid for by SCT, was to further create revenues for the Company.

The Safe Cell tab is a small, thin, oval shaped device designed specifically to help protect the users of cell phones, cordless phones, laptops, microwaves and other hand held devices such as palm pilots, from the potentially harmful and damaging effects of electromagnetic radiation (electromagnetic frequencies or "EMF") which is emitted from electrical devices. The Safe Cell tab simply adheres to the back of a cell phone or other electronic device, where its conductive fibrous material called 'Shieldron', is designed to absorb certain of these EMF waves. The manufacturer of the Safe Cell tab states that the product is designed to reduce the biological effects of long term exposure to EMF.

The Safe Cell tab is the creation of, and is manufactured by, a South Korean manufacturing company named Milae Electronics, who holds Korean Patent #094419. The branded product line Safe Cell, is distributed under a world wide exclusive distribution and supply agreement by Safe Cell Tab, Inc. The Safe Cell tab product is made from a superconductive polyester fiber. This conductive material blocks certain EMF waves. Shieldron is manufactured by EM Solutions, Inc. of Soeul, Korea. Conductive fibers were originally developed by NASA (National Aeronautics and Space Administration Agency) to address the hazards associated with radiation from electromagnetic waves in outer space. EM Solutions has taken this technology and/or concept and developed Shieldron. Today, the Shieldron technology is mass produced and the manufacturer, EM Solutions, Inc., carries the Korean NT mark (new technology small and medium business administration), KT mark (ministry of science and technology), and UL mark (standards, tests, and authentication of electrical and electronics industry) of quality assurance and quality control. This technology is used in a wide range of industries to help protect humans, prevent malfunctioning of devices and generally reduce the damaging effects of EMF radiation.

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

In September, 2003, SCT acquired the sales, marketing and distribution rights to a new completely 'mobile' Wi-Fi [802.11b] (Wireless Fidelity) distributed wide area network ["DWAN"] system, which utilizes the proven hardware and software commercially viable capabilities of a Wi-Fi system called 'Brilan'. Softhill Technologies, Ltd. developed the Brilan products and partially Branded them for SCT. The Brilan technology provides connectivity and supporting transmission of data and analog, as well as digital voice. It enables digital and analog phones to be accessed in hard to reach places. SCT's latest 802.11b Wi-Fi technology license was also consistent with the Company's mid to long term goals and mandate of establishing itself as a vertically integrated wireless communications company, capable of offering a unique value added series of products and services to its customers.

On October 1 2003, the Company received a letter of interest in becoming an exclusive distributor for the Mobius mobile phone, a unique disposable, battery operated cell phone. This disposable phone attempts to function as an emergency phone and is aimed at the entry level of the consumer cellular phone market. The Company planned to equip the phone with its own Safe Cell tab and proposes to offer the feature to make collect calls without the need for air time or a calling card. Mobius marketed itself as an ideal for users who don't want long term commitments. Mobius operates solely on three AA batteries which are included with the phone and does not have to be pre-charged. No user contract is required. Mobius will be priced reasonably and will be an affordable item for those with either a limited budget or who want security at an economical price.

The Company hopes to be in a position to establish more cost effective and differentiated business solutions for its various products and services throughout the upcoming 2005 fiscal year. We currently have minimal cash reserves and a significant working capital deficit. Accordingly, our ability to pursue our plan of operations is contingent on our ability to restructure our debt and obtain sufficient funding to engage our plan of reorganization and emerge successfully from bankruptcy.

SUBSIDIARIES

We entered into a Share Exchange Agreement executed August 22, 2003 and amended March 31, 2004, with the shareholders of Safe Cell Tab, Inc. The acquisition of SCT makes it a wholly owned subsidiary of the Company, whereby SCT became the sole operating entity of the consolidated post de facto merger.

PATENTS AND TRADEMARKS

As of the fiscal year end September 30, 2004, we do not legally own, or have rights to, any patents or trademarks. However, we do currently own the internet domain of www.claremonttechnologies.com and possess a master distributor Wi-Fi License from Milae Electronics to sell its patented Safe Cell tab.

AGREEMENTS

On October 1 2003, the Company received a letter of interest from Forward Path LLC in becoming an exclusive distributor for the disposable phones called Mobius. The letter outlined an initial plan for a five year period provided that the Company sells a minimum of 50,000 units within its first year and maintaining a minimum market penetration of 2,500 locations. The Company, in good faith, made an initial payment of $60,000, on October 27, 2003, to acquire 12,500 units of Mobius phones. To date, Forward Path has not provided any of these phones to the Company. Furthermore, the Company believes that Forward Path had neither the ability nor perhaps the intention to fulfill its contractual obligations to the Company. The Company has contacted the FBI, RCMP (Royal Canadian Mounted Police)and Vancouver Police Departments and is conducting a formal review with respects to this matter.

On December 11, 2003 the Company entered into a master sales and distribution agreement for the Safe Cell tab products with a company named Innovative Inventions, Inc. ("I3"). I3 was additionally appointed as both the Company's and SCT's exclusive e-commerce partner. I3 was to be responsible for managing the e-commerce sales via the Company's web site at www.claremont-technologies.com and at SCT's website, www.safecelltab.com. The initial two year term of this agreement requires I3 to purchase a minimum of two hundred thousand (200,000) Safe Cell tab units with a pre-agreed revenue splitting arrangement. I3 has failed to meet the terms of the agreement and the Company is presently reviewing options.

RESEARCH AND DEVELOPMENT EXPENDITURES

As of September 30, 2003 the Company had expended no further monies on either the research and or development of its various products. However, the company loaned $25,000 to SCT to help SCT develop the Safe Cell Tab business.

The company has also undertaken certain development costs which relate to the creation and maintenance of the corporate web site(s). This process is not yet complete and is still ongoing. The Company anticipates that ongoing internet maintenance and support costs will not exceed approximately $300 per month.

The Company has conducted further testing of the efficacy of the Safe Cell tab product. These tests have been conducted at US regulated testing facilities. The Company expects to add to its clinical portfolio through the implementation of a rigorous testing regime, consisting of one to two tests annually. Costs for this type of testing are typically in the $1,000 to $2,000 range per test.

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

The Company anticipates that its major competitors can be divided into the following two groups:

i) Competitors for the Company's Wi-Fi products

o     various manufacturers of Wi-Fi hardware and software components;
o distributors of Wi-Fi products and services who mainly re-sell components to specific groups of end users interested in establishing their own Virtual Private Networks; and
o network systems integrators and consultants who have the ability to influence the purchasing decisions of their various end user clients and who represent or promote only select or specific products.

ii) Competitors for the Company's Safe Cell Tab products

o     distributors and re-sellers of cell phones and accessories;
o     online retailers of cell phones;
o independent online retailers specializing in cellular phone accessories and alternative health products;
o mail-order and catalog retailers of cellular phone accessories, some of which have already developed online retail outlets;
o     direct sales organizations;
o     electronic stores specializing in communications and computer equipment;
o     merchants and mass market retail chains; and

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

The Company believes that it can compete favorably on these factors. However, the Company will have no control over how successful its competitors are in addressing these factors. In addition, with little difficulty, the Company's online competitors can duplicate many of the products or services offered on the Company's website. The Company believes that its competitors also face several challenges in succeeding:

1. Lack of convenience and personalized service. Traditional retailers have limited store hours and locations. Traditional retailers are also unable to provide consumers with product advice tailored to their particular situation.
2. Limited product assortment. The capital and real estate intensive nature of store-based retailers limit the product selection that can be economically offered in each store location.
3. Lack of Customer Loyalty. Although the larger traditional retailers often attract customers, many of these customers are only one-time users. People are often attracted to the name brands, but find the products too expensive. It is understood that these are quality products and have value, but the multilevel structure of marketing often employed by large retailers mandates high prices.

REGULATORY ENVIRONMENT

The manufacturing, processing, packaging, labeling and advertising of the products that Claremont sells may be subject to regulation by one or more U.S. federal agencies, including the Federal Trade Commission, and/or the Federal Communications Commission ("FCC"). These activities also may be regulated by various agencies of the states, localities and foreign countries in which consumers reside. The Federal Communications Commission, in particular, regulates the manufacture, labeling and distribution of electronic communication devices and related ancillary products, including cellular phones, computer equipment and other electromagnetic frequency emitting devices and products.

Certain other devices such as the Wi-Fi division's Brilan 802.11b hardware device, must be "FCC Compliant" prior to being marketed in the United States. This requires the Company and its manufacturer to have test data on file which demonstrates that their devices are compliant with the appropriate FCC guidelines for that particular device. As of September 30, 2003, all of the Company's Wi-Fi products have been either FCC approved or are FCC compliant. The company is relying upon information in this regard which it has received from its various device manufacturers as to the validity of these claims.

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

EMPLOYEES

The Company is currently managed by its sole employee, Mr. Al Rahim. Contingent on the Company's plan of reorganization, additional part-time and full time employee's shall be added as required. To ensure that the most appropriate and qualified employees are hired, the Company anticipates either hiring a qualified human resources person or outsourcing this responsibility to a qualified third party who is qualified to aid in this selection process.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's head offices are located at 1200 West 73rd Avenue, Suite 1100, Vancouver, BC, Canada, V6P 6G5. We pay $950.00 per month pursuant to a month to month lease for the use of the premises. The Company's phone number is 604-267-7032.

ITEM 3. LEGAL PROCEEDINGS

On or about March 25, 2005, two creditors of Claremont Technologies Corp. filed with the U.S. Bankruptcy Court, District of Nevada, an involuntary petition under Chapter 7 of the United States Bankruptcy Code. The Company has successfully converted the original petitioned Involuntary Chapter 7 to a Voluntary Chapter 11, thereby preserving value for parties in interest.

The Company disputes the legitimacy of a major portion of the debt allegedly owed to prior management and related parties, for debts allegedly incurred, prior to the closing of the reverse merger between the Company and SCT, despite language in the definitive merger documentation confirming that the Company was to be debt-free, and the fiduciary duty of the directors not to incur debt during this period, especially to their personal gain. As Debtor in Possession of the estate, the Company will continue to fulfill its obligations and maintain the integrity of the bankruptcy process.

Furthermore, as part of the ongoing bankruptcy process, the Company has become aware of certain contingent threaten litigation that may result from the aforementioned alleged breach of the Share Exchange Agreement between certain parties of behalf of SCT against the Company, its pre-merger directors, and certain control parties. The value of these resulting claims, if any, shall be determined by judicial review, the bankruptcy court and/or negotiations amongst the parties.

The Company has received a total of six civil complaints alleging that the Company directly or indirectly assisted certain known and unknown individuals in sending out numerous faxes touting the Company and its stock, to individuals with whom the Company had no prior relationship, in violation of certain anti-blast fax laws. The Company has denied any knowledge of or cooperation with the sending of such faxes, which were done without its permission and knowledge. The Company Co-operated fully in a NASD inquiry on the matter, to their satisfaction. The lawsuits are presently being dealt with as claims within the Chapter 11 bankruptcy case, or have been dismissed.

In December 2005, we recovered a large portion of our books and records that had been illegally seized in late 2004 by a prior executive secretary and an alleged creditor. The Company is currently pursuing the recovery of damages resulting from the violations of the Automatic Stay.

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of fiscal year 2003, the majority stockholders approved a 3.2:1 forward stock split. During the fiscal year ending September 30, 2005, there were no matters submitted to a vote of security holders.

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

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board at the present time. At February 15, 2006, our stock's closing price was $0.011 per share. This price, however, is an inter-dealer price without retail mark-up, mark-down or commission and may not represent an actual transaction. The high and low trades for our shares for each quarter of actual trading were:

                           HIGH               LO
                         ---------        ---------
    2005

      First Quarter      $  0.65          $  0.41
      Second Quarter     $  0.27          $  0.075
      Third Quarter      $  0.085         $  0.06
      Fourth Quarter     $  0.07          $  0.05

The prices are all at closing.

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

Holders of Common Stock

There are 25,000,000 outstanding common shares as of February 15, 2006. Based on the information received from brokers and others in fiduciary capacities, we estimate that the total number of shareholders of our common stock does not exceed 200. Our shares of common stock are currently traded on the Over-the-Counters Bulletin Board under the symbol "CTTG".

Stock Option Grants

To date, we have not granted any stock options.

Dividends

Since our inception, no cash dividends have been paid on the Company's common stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future. There are no restrictions in our Articles of Incorporation or bylaws that restrict us from declaring dividends. The Nevada Revised Statutes, however, prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

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

Recent Sales of Unregistered Securities

During Fiscal Year 2005 ending September 30, 2005, we have not had any sales of unregistered securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this annual report for the year ended September 30, 2005. This annual report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

During the fiscal year ending September 30, 2005, the Company was primarily engaged in the execution of two mandates. During the period of November 2004 up to March 2005, the Company's new management was engaged in the market introduction of the Safe Cell tab product line. This initiative included the hiring and training of key personnel, the development of regional and national distribution partnerships and the successful establishment of Safe Cell Tabs professional athlete testimonial program. Additionally, Safe Cell Tab was chosen and used by both the US and Canadian Hockey clubs at this year's World Tournament.

During the period beginning in March, 2005 up to September 30, 2005, and continuing as of this report, the Company has been engaged in a bankruptcy process that was brought forward principally by previous management and directors of the Company and related parties. The Company has successfully converted the original petitioned Involuntary Chapter 7 to a Voluntary Chapter 11, thereby preserving value for parties in interest. The Company has been appointed as Debtor in Possession of the estate and is working diligently to fulfill its obligations. In pursuit of this mandate, the Company is investigating and maintaining the integrity of the bankruptcy process, while building value for the legitimate creditors and stakeholders of the Company.

For at least the first two quarters of the current fiscal 2005 year, the Company anticipates incurring further losses as a result of organizational expenses associated with the bankruptcy process, the development of the Company's Plan of Reorganization and setting up a company structure which is capable of implementing its new business plan. The Company anticipates that until its Plan of Reorganization is confirmed, it will not generate significant revenues, and may continue, for a period of time, to operate at a loss thereafter, depending upon the performance of the post confirmation business.

Subsequent to the fiscal year ending September 30, 2005, the Company may entered into material business arrangements in an attempt to further enhance its value for the Company stakeholders. If the Company either raises additional capital or engages in a business combination transaction that implicitly increases the value of the Company, shareholders may not personally recognize the increase in value. For example, if the Company raises additional capital in the future at $0.03 per share, even if there is a market for the Company's stock, it may not support enough volume to permit a shareholder to liquidate shares at a profit. Similarly, a business combination transaction could result in any consideration being paid either to the Company or a significant shareholder, and minority shareholders would simply continue to own shares in the resulting business. All activities by the Company are governed by the laws, rules and regulations of the Federal Bankruptcy Court and the local equivalents of District 9, Nevada.

LIQUIDITY AND CAPITAL RESOURCES

The Company remains in the development stage and since inception, has experienced no significant change in liquidity or capital resources or shareholders' equity. From October 1, 2004 until September 30, 2005 the company had not managed to generate sufficient revenues from operations to meet its budget.

RISK FACTORS

Dependence on key management

Our success is highly dependent upon the continued services of Mr. Al Rahim, our General Manager. If Mr. Rahim were to leave us, it could have a materially adverse effect upon our business and operations. We anticipate entering into an on going employment contract with Mr. Rahim but can provide no assurance that we will come to terms for such employment agreements.

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

Our shares constitute penny stock

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

Bankruptcy

Unless a viable plan of reorganization is confirmed in the bankruptcy court, or outside investors or lenders otherwise invest or lend sufficient funds to the Company, we may have our case converted back to a Chapter 7 and our assets liquidated. If this were to occur, creditors would likely receive pennies on the dollar for their claims, and there would be no funds left to distribute to our shareholders.

Additionally, four petitioning creditors have submitted a motion to convert the pending chapter 11 to a liquidating chapter 7. The court is to hear this motion on March 8th 2006.The motion to convert states the liquidated value of the Company to be approximately $16,000 USD accordingly, the Company will vigorously oppose this motion to liquidate the estate and will continue its on going efforts to retain the contingent assets of the company for the benefit of the creditors and shareholders. Its only as an ongoing viable operating enterprise cans these assets be fully recognized and provide significant return to creditors and other stakeholders. Included in these significant cotangent assets is the branding value associated with the testimonial support of the professional athletics for the Safe Cell Tab brand product offerings, which whose value is contingent upon the successful reorganization of the debtors. Within the bankruptcy process and or upon liquidation, this significant marketing asset has no value. Furthermore, the tradability of the company shares and access this provides to public and private financing to the company's ongoing business initiatives is a significant asset contingent upon the successful emergence of the company from the bankruptcy process, either through dismissal or confirmation of a plan of reorganization.

ITEM 7. FINANCIAL STATEMENTS

Our financial statements are stated in United States dollars and are prepared in accordance with the United States generally accepted accounting principles. The audited financials statements ended September 30, 2005, the independent auditor's report, and the notes to the financial statements are attached as
Exhibit 13 with this filing.

Index to Financial Statements:

1.    Independent Auditors' Report;
2.    Audited Financial Statements
a.    Balance Sheets as at September 30, 2005 and 2004;
b. Statements of Changes in Capital Deficit for the period from September 14, 1999 (inception) to September 30, 2005;
c. Statements of Operations for the years ended September 30, 2005 and 2004 and for the cumulative period from September 14, 1999 (inception) to September 30, 2005
d. Statements of Cash Flows for the years ended September 30, 2005 and 2004 and for the cumulative period from September 14, 1999 (inception) to September 30, 2005;
e.    Summary of Significant Accounting Policies
f.    Notes to Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 10, 2005, pursuant to a resolution of the Board of Directors, the Company recommending, approving and directing the action, the Company engaged the accounting firm of Madsen & Associates, CPA's Inc., as its principal accountant to audit its financial statements for the quarter year ended December 31, 2004, and those of is subsidiaries. Madsen & Associates, CPA's Inc. shall replace Morgan & Company, which had previously served as the Company's independent accountants. The Company executed the engagement letter with Madsen & Associates, CPA's Inc. on March 21, 2005.

Morgan & Company, the Company's independent accountant prior to March 15, 2005 had not resigned or declined to stand for re-election, the Company's Board of Directors concluded to dismiss them and change to a firm with Salt Lake City offices.

The reports of Morgan & Company on the financial statements for the years ended September 30, 2004 did not include any adverse opinion or disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope or accounting principles.

During the year ended September 30, 2004, and through the date of this report, there were no disagreements with Morgan & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The Company has authorized Morgan & Company to respond fully to any inquiries of Madsen & Associates, CPA's Inc.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Board of Director Members:

As of September 30, 2005 the Company's Board of Directors was comprised of the following three (3) board members:

Mr. Gus Rahim - Chairman
Mr. Trevor Bentley - Director
Dr. William Russell- Director

On August 12, 2005, Dan Steer resigned from the Board of Directors
On August 12, 2005, Trevor Bentley was reappointed to the Board of Directors
On August 12, 2005, Gus Rahim was appointed to the Board of Directors as
  Chairman
On August 12, 2005, Ted Kosturos resigned from the Board of Directors
On November 12, 2004, Trevor Bentley and Lorne Chomos resigned from the Board of
  Directors of the Company. Prior to the resignations by Mr. Bentley and Mr. Chomos, the Board of Directors consisted of three members. The Board of Directors subsequently appointed Mr. Ted Kosturos and Dr.William Russell to fill the vacant positions created by Mr. Bentley's and Mr. Chomos' resignation effective November 12, 2004. Mr. Ted Kosturos was also appointed as the Company's new Corporate Secretary.

The following table sets forth the name, age and position of each of the current directors and executive officers of Claremont at January 15,2006:

Name                     Age  Position
--------------------------------------------------------------------
Mr. Gus Rahim            45   Chief Executive Officer, Chairman

Gus Rahim is the owner and President of the Ontario Driving School of London Inc. operating as Ontario Truck Driving School (OTDS), the owner and General Manger of Canadian Centre for Decision Driving (CCDD) and the owner and President of Payless Auto Leasing and Sales Inc.

Mr. Rahim is also the founding member of the Truck Training Schools Association

Name                     Age  Position
--------------------------------------------------------------------
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

Name                     Age  Position
--------------------------------------------------------------------
Mr. Trevor Bentley       --   Director

TERM OF OFFICE

Our officers are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

As of September 30, 2005, Mr. Steer failed to file on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year:

                               Number   Transactions   Known Failures
                              Of late    Not Timely      To File a
Name and principal position   Reports     Reported     Required Form
---------------------------   -------  --------------  --------------
Daniel Steer
Chairman                         0            0               0
& CEO

Mr. Steer failed to file Forms 3 or 4, and will be filing a Form 5 post haste.

ITEM 10. EXECUTIVE OFFICERS COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended September 30, 2005. No officers or directors received annual compensation in excess of $100,000 during the last two complete fiscal years.

               Fiscal Year 2005 Officers Annual Compensation Table

                                    Annual Compensation                      Long Term Compensation
                                 -------------------------            -----------------------------------
                                                              Other
                                                             Annual                                           All
                                                             Compen-  Restricted                             Other
                                                             sation     Stock      Options/     LTIP        Compen-
Name             Title           Year   Salary       Bonus   (stock)   Awarded     SARs (#)  payouts ($)     sation
---------------  -------------   ----   -------      -----   -------  ----------   --------  ------------   --------
Daniel J. Steer  Chairman, CEO   2005   $  1800(1)       0         0           0          0             0          0

Gus Rahim        President       2005   $  0.00          0         0           0          0             0

Trevor Bentley   Director        2005   $  0.00          0         0           0          0             0

Dr. William      Director               $  0.00          0         0           0          0             0

Employment/Consulting Agreements

Mr. Steer provides his services to us on a part-time basis. Effective October 1, 2003, until his resignation in August 2005, the Company has been paying Mr. Steer a management fee in the amount of $1,000 per month. Due to the Company's financial condition, Mr. Steer's management fees have not been paid and instead have been accrued as an expense through August 2005.

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

Director Compensation

We do not have a compensation committee. We may reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended September 30, 2005.

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

ITEM 11. SECURTIY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 30, 2005, Claremont's outstanding common stock owned of record or beneficially by each executive officer and director and by each person who owned of record, or was known by the Company to own beneficially, more than 5% of its common stock, and the shareholdings of all Executive Officers and Directors as a group. Each person has sole voting and investment power with respect to the shares shown.

As of September 30, 2005 the total number of issued and outstanding common shares in the Company was 25,000,000. 5% of which equals 1,250,000 shares. Below represent the share positions of all officers and directors of the Company as of February 15, 2006

CURRENT OFFICERS AND DIRECTORS

Common Stock

Gus Rahim(1)                            Nil shares         Nil%
Director, Secretary and
Chief Executive Officer
288 Horton Street
London, ON N6B 1L4

Dr. William Russell                     Nil shares
2579 140th Street
Surrey, B.C V4P 2L9

Trevor Bentley                          35,000 shares
235-6540 Hastings Street
Burnaby, B.C V5B 4Z5
                                        --------------     -------
                                        Nil shares         Nil%

Total combined share position of all
executive Officers and directors as
a group consists of two (3) persons     Nil shares         Nil%

5%  STOCKHOLDERS

Common Stock

DJ Modern Mill Consultants Inc.         3,151,000 Shares   12.6%
1374 Cartier Place,
Vancouver, BC V6P 2W9
--------------------------------------------------------------------

DJ Modern Mill Consultants Inc. is owned and operated by Mr. Dan Steer, President, whom is the sole controlling shareholder of DJ Modern Mill Consultants Inc. DJ Modern Mill Consultants Inc., holds a 7.9% interest of Common stock in Claremont Technologies.

Brent Mclean                            1,323,000          5.3%
2991 Fleet Street
Coquitlam, B.C V3C 3R9

Francis Mclean                          1,323,000          5.3%
2991 Fleet Street
Coquitlam, B.C V3C 3R9

Ken Pappas                              2,032,000          8.1%
5791 Gibbons Drive
Richmond, B.C V7C 2C9

Dan Steer                               2,401,000          9.6%
1374 Cartier Place
Vancouver, B.C V6P 2W9

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

No director, executive officer or nominee for election as a director of the Company and no owner of five percent or more of Claremont's outstanding shares or any member of their immediate family has entered into or proposed any transaction in which the amount involved exceeds $60,000 except as noted herein.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits and Index of Exhibits

Exhibit
Number      Description of Exhibit
---------   --------------------------------------------------------------
31.1        Certification 302, CEO (1)
31.2        Certification 906, CEO (1)
32.1        Certification 302, CEO (1) [I think these two are for the CFO]
32.2        Certification 906, CEO (1)
---------   --------------------------------------------------------------

(1) Attached as exhibit to the current Form 10-KSB

(b) Reports on Form 8-K.

8-K filed November 12, 2004
8-K filed May 11, 2005
8-K filed June 13, 2005
8-K filed August 29, 2005

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended September 30, 2005 and 2004for professional services rendered by the principal accountant for the audit of Claremont's annual financial statements and review of the financial statements included in the registrant's Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were estimated at $5,000 and $5,000 respectively.

AUDIT RELATED FEES

None

TAX FEES

None

ALL OTHER FEES

None

      SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAREMONT TECHNOLOGIES CORP.

By:   /s/ Gus Rahim
      -----------------------
      Gus Rahim, President
      Date: February 14, 2006

      ps

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Gus Rahim
      --------------------------------------
      Gus Rahim, President
      Principal Accounting Officer, director
      Date: February 14, 2006

MADSEN & ASSOCIATES. CPA's INC.                           684 East Vine St. #3
-------------------------------                           Murray, Utah 84107
Certified Public Accountants and                          Telephone 801-268-2632
Business Consultants                                      Fax 801-262-3978


Board of Directors
Claremont Technologies Corp. and Subsidiary
Vancouver B. C. Canada

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Claremont Technologies Corp. and Subsidiary (development stage company) at September 30, 2005, and the related statement's of operations, stockholders' equity, and cash flows for the year ended September 30, 2005 and the period September 14, 1999 (date of inception) to September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.
We did not audit the balance sheet of the Company for the year ended September 30, 2004 and the related statement of operations, changes in stockholders' equity, and cash flows for the year then ended. Those statements were audited by other auditors whose report has been furnished to us and our opinion insofar as it relates to the amounts included for the Company, is based solely on the report of the other auditors.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Claremont Technologies Corp. and Subsidiary at September 30, 2005, and the results of operations, and cash flows for the year ended September 30, 2005 and the period September 14, 1999 (date of inception) to September 30, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Murray, Utah                            s\Madsen & Associates, CPA's Inc.
February 15, 2006

                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                           (Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2005

--------------------------------------------------------------------------------


ASSETS
CURRENT ASSETS

         Cash                                                      $        223
    Inventory for sale                                                   13,387
                                                                   ------------
        Total Current Assets                                       $     13,610
                                                                   ============


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

    Accounts payable - related parties                             $    174,032
         Accounts payable                                               293,829
                                                                   ------------
             Total Current Liabilities                                  467,861
                                                                   ------------

STOCKHOLDERS' DEFICIENCY

   Common stock
       25,000,000 shares authorized  at $.001 par value;             25,000,000
shares issued and outstanding                                            25,000
         Capital in excess of par value                                 664,908
    Accumulated deficit during development stage                     (1,144,159)
                                                                   ------------
              Total Stockholders'  Deficiency                          (454,251)
                                                                   ------------
                                                                   $     13,610
                                                                   ============







    The accompanying notes are an integral part of these financial statements

                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                           (Development Stage Company)
                      CONSOLIDATED STATEMENT OF OPERATIONS

  For the Years Ended September 30, 2005 and 2004 and the period September 14,
                 1999 (date of inception) to September 30, 2005


--------------------------------------------------------------------------------


                                  Sept 30,       Sept 30,       Sept 14, 1999
                                    2005           2004       to Sept 30, 2005
------------------------------- -----------    -----------    ----------------

REVENUES                        $    14,071    $     1,476    $         59,585
                                -----------    -----------    ----------------

EXPENSES

   Amortization of web site           5,626          2,352              12,478
   Administrative                   100,314        160,910             472,967
                                -----------    -----------    ----------------
                                    105,940        163,262             485,445
                                -----------    -----------    ----------------

NET LOSS - from operations          (91,869)      (161,786)           (425,860)

OTHER  EXPENSE

    Good will expensed                 --         (684,992)           (684,992)
     Interest expense                  --          (18,304)            (33,307)
                                -----------    -----------    ----------------

NET LOSS                        $   (91,869)   $  (865,082)   $     (1,144,159)
                                ===========    ===========    ================


NET LOSS PER COMMON
   SHARE
   Basic and diluted            $      --      $      (.04)
                                -----------    -----------

AVERAGE  OUTSTANDING
    SHARES
     Basic (stated in 1,000's)       25,000         20,660
                                -----------    -----------


    The accompanying notes are an integral part of these financial statements

                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                          ( Development Stage Company)
           STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY - (deficiency)
              For the Period September 14, 1999 (Date of Inception)
                              to September 30, 2005


--------------------------------------------------------------------------------

                                                           Common Stock   Capital in
                                                           ------------   Excess of     Accumulated
                                                Shares        Amount      Par Value       Deficit
                                             -----------   ------------  -----------    -----------
Balance September 14,  1999                           --   $        --   $        --    $        --

Issuance of common stock for cash
    - August 2, 2000                           6,400,000         6,400        (4,400)            --
Issuance of common stock for cash
    - August 31, 2000                          9,600,000         9,600        20,400             --
Issuance of common stock for cash
    - September 26, 2000                         320,000           320        19,680             --
Net operating loss for the year
    ended September 30, 2000                          --            --            --        (28,687)
Net operating loss for the year ended
    September 30, 2001                                --            --            --        (43,597)
Net operating loss for the year ended
    September 30, 2002                                --            --            --        (67,767)
Net operating loss for the year ended
    September 30, 2003                                --            --            --        (47,157)
Issuance of common stock for all stock
    of Safe Cell Tab Inc. - March 31, 2004     8,680,000         8,680       629,228             --
Net operating loss for the year ended
    September 30, 2004                                --            --            --       (865,082)
                                             ------------------------------------------------------
Balance September 30, 2004                    25,000,000        25,000       664,908     (1,052,290)

Net operating loss for the year ended
   September 30, 2005                                 --            --            --        (91,869)
                                             ------------------------------------------------------
Balance September 30, 2005                    25,000,000   $    25,000   $   664,908    $(1,144,159)
                                             ===========   ===========   ===========    ===========









   The accompanying notes are an integral part of these financial statements.

                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                           (Development Stage Company)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
         For the Years Ended September 30, 2005 and 2004 and the Period
          September 14, 1999 (date of inception ) to September 30, 2005

--------------------------------------------------------------------------------

                                                       Sept 30,       Sept 30,     Sept 14, 1999
                                                         2005           2004      to Sept 30, 2005
---------------------------------------------------  -----------    -----------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                 $   (91,869)   $  (865,082)       $(1,144,159)
       Adjustments to reconcile net loss to
       net cash provided by operating
       activities

           Goodwill expensed                                  --        684,992            684,992
           Amortization                                    5,626          2,352             12,478
           Changes in other assets                                        9,586             13,795
           Changes in inventory                          (13,387)         3,639            (13,387)
           Changes in notes and accounts payable          99,408         73,741            406,982
                                                     -----------    -----------   ----------------

               Net Changes in Cash from Operations          (222)       (90,772)           (39,299)
                                                     -----------    -----------   ----------------


CASH FLOWS FROM INVESTING ACTIVITIES
           Web site costs                                     --         (5,478)           (12,478)
                                                     -----------    -----------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
           Proceeds from note payable                         --         94,275                 --
           Proceeds from issuance of common stock             --             --             52,000
                                                     -----------    -----------   ----------------

   Net Increase (Decrease) in Cash                          (222)        (1,975)               223

   Cash at Beginning of Period                               445          2,420                 --
                                                     -----------    -----------   ----------------

   Cash at End of Period                             $       223    $       445        $       223
                                                     ===========    ===========   ================




OTHER DISCLOSURES

   Interest expense                                           --         18,304             33,307
                                                     -----------    -----------   ----------------





   The accompanying notes are an integral part of these financial statements.

                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2005

--------------------------------------------------------------------------------

1. ORGANIZATION

The Company was incorporated on September 14, 1999 under the laws of the State of Nevada with 25,000,000 common shares with a par value of $.001. The Company is a development stage company and has been developing an internet computer software program known as "Clear Switch". The "Clear Switch" computer software program was being designed to automate the process of submission of internet web page information to major internet search engines and consulting services relating to the installation, maintenance and upgrades of wireless computer systems, however, these activities have been suspended due to insufficient funding.

The Company acquired a wholly owned subsidiary "Safe Cell Tab Inc." on August 22, 2003 for the purpose of pursuing the marketing and sales of the "Safe Cell Tab". The Safe Cell Tab is a small, thin, oval shaped device designed specifically to help protect the users of cell phones, cordless phones, laptops, microwaves and any other hand held devices from the potentially harmful effects of electronic radiation which is emitted from these and other electronic devices.

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

On September 30, 2005 the Company had a net operating loss available for carry forward of approximately $1,144,159. The income tax benefit from the loss carry forward has not been determined because there has been a substantial change of stockholders.

                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2005

--------------------------------------------------------------------------------

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

                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2005

--------------------------------------------------------------------------------

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

Reclassifications  and  Restatements

Certain reclassifications and restatements have been made to the September 30, 2004 financial statements to conform with the September 30, 2005 financial statements.

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

Safe Cell Tab Inc. was organized in British Columbia, Canada during 1989. The only significant asset Safe Cell had was the contractual rights for the exclusive use of a patent for the manufacture and marketing of a "Safe Cell Tab".

The transaction was accounted for as a purchase which resulted in good will. The Company's consolidated financial statements include the operations of the subsidiary for the period beginning after the date of acquisition.

The fair value of the parent's stock given in the exchange was considered to be $637,908 (restated from $954,800) and the fair value of the stock of the subsidiary or its assets was undeterminable and , therefore, it was considered to be the book value.

The purchase price of the subsidiary has been allocated to the assets and liabilities of the subsidiary as follows;

                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2005

--------------------------------------------------------------------------------

3. ACQUISITION OF SAFE CELL TAB INC. - continued

Total value of 8,680,000 common shares issued                    $     637,908
        (restated from $954,800)                                 -------------

Purchase price allocation
     Patents rights                                                         --
     Other  assets                                                      13,795
     Liabilities                                                       (60,879)
     Goodwill (restated from $1,001,884)                               684,992
                                                                  ------------
                                                                       637,908

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

4. BANKRUPTCY

On March 25th, 2005 two of the Company's note holders filed an involuntary petition of bankruptcy against the Company under Chapter 11 of the United States Code. They were subsequently joined by two other note holders. The Company answered and denied various allegations of the Petition. The parties conducted extensive discovery and on June 7, 2005 a hearing was held in the United States Bankruptcy Court for the District of Nevada, and the parties announced that they were working towards a tentative settlement which would result in a restructuring of the Company's liabilities and may change the provision stated above in note 3. However, four petitioning creditors have submitted a motion to convert the pending Chapter 11 to a liquidating Chapter 7. The court is to hear this motion on March 8, 2006. The motion to convert states the liquidated value of the Company to be approximately $16,000 and if this motion was successful the assets of the Company would be lost. The Company will oppose this motion to liquidate and will continue its efforts to retain its stated assets for the benefit of the creditors. Any other contingent asset of the Company, that may have a value, due to the branding value associated with the testimonial support of professional athletes, are contingent upon the successful reorganization of the debtors, otherwise there would be no value

                   CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                               September 30, 2005

--------------------------------------------------------------------------------

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and other controlling parties have acquired 23% of the outstanding common stock and have made demand, no interest, loans to the Company of $174,032.

6. GOING CONCERN

The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from officers, if needed, equity funding, and the expectation of a favorable conclusion from the bankruptcy filing shown in note 4. Officers of the Company believe that the sale of the inventory and additional loans from related parties, if needed, will provide sufficient working capital necessary to conduct operations for the coming year.