Form 10QSB
period 2005-12-31
CLAREMONT TECHNOLOGIES CORP
filed 2006-03-15
CIK 1130128

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED December 31, 2005

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

FOR THE TRANSITION PERIOD        TO

Commission file number    000-50240

CLAREMONT TECHNOLOGIES CORP
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0338263
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1200 WEST 73rd AVENUE SUITE 1100, VANCOUVER, BC CANADA	V6P 6G5
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code:   (604) 267-7032

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes ☒     No  ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the exchange Act after the distribution of securities under a plan confirmed by a court.    N/A

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

25,000,000 shares of $0.001 par value

Common Stock outstanding as of December 31, 2005

Traditional Small Business Disclosure Format (Check One):  Yes  ☐    No   ☒

_______________________________________________________________________________________

PART I:

  FINANCIAL INFORMATION

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY

(Development Stage Company)

CONSOLIDATED BALANCE SHEETS - unaudited

December 31, 2005 and September 30, 2005

======================================================================

	Dec 31,	Sept 30,
	2005	2005
ASSETS
CURRENT ASSETS

Cash	$194	$223
Inventory for sale	13,387	13,387

Total Current Assets	$13,581	$13,610

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable - related parties	$218,968	$174,032
Accounts payable	294,676	293,829

Total Current Liabilities	513,644	467,861

STOCKHOLDERS' DEFICIENCY

Common stock
25,000,000 shares authorized at $.001 par value; 25,000,000 shares issued and outstanding	25,000	25,000
Capital in excess of par value	664,908	664,908
Accumulated deficit during development stage	(1,189,971)	(1,144,159)

Total Stockholders' Deficiency	(500,063)	(454,251)

	$13,581	$13,610

                  The accompanying notes are an integral part of these financial statements

_______________________________________________________________________________________

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY

(Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

For the Three Months Ended December 31, 2005 and 2004 and the period

September 14, 1999 (date of inception) to December 31, 2005

======================================================================

	Dec 31,	Dec 31,	Sept 14, 1999
	2005	2004	to Dec 31, 2005

REVENUES	$1,822	$8,808	$61,407

EXPENSES

Amortization of web site	-	2,352	12,478
Administrative	47,634	23,609	520,601
	47,634	25,961	533,079

NET LOSS - from operations	(45,812)	(17,153)	(471,672)

OTHER EXPENSE

Good will expensed	-	-	(684,992)
Interest expense	-	-	(33,307)

NET LOSS	$(45,812)	$(17,153)	$(1,189,971)

NET LOSS PER COMMON SHARE
Basic and diluted	$-	$-

AVERAGE OUTSTANDING
SHARES
Basic (stated in 1,000's)	25,000	25,000

The accompanying notes are an integral part of these financial statements

_______________________________________________________________________________________

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY

(Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

For the Three Months Ended December 31, 2005  and 2004 and the Period

 September  14, 1999 (date of inception ) to December 31, 2005

======================================================================

	Dec 31,	Dec 31,	Sept 14, 1999
	2005	2004	to Dec 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(45,812)	$(17,153)	$(1,189,971)
Adjustments to reconcile net loss to
net cash provided by operating
activities

Goodwill expensed	-	-	684,992
Amortization	-	2,352	12,478
Changes in other assets	-	(9,516)	13,795
Changes in inventory	-	(2,896)	(13,387)
Changes in notes and accounts payable	45,783	27,946	452,765

Net Changes in Cash from Operations	(29)	733	(39,328)

CASH FLOWS FROM INVESTING ACTIVITIES
Web site costs	-	-	(12,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	52,000

Net Increase (Decrease) in Cash	(29)	733	194

Cash at Beginning of Period	223	445	-

Cash at End of Period	$194	$1,178	$194

OTHER DISCLOSURES
Interest expense			33,307

The accompanying notes are an integral part of these financial statements.

_______________________________________________________________________________________

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

December 31, 2005

======================================================================

1.

ORGANIZATION

The Company was incorporated on September 14, 1999 under the laws of the State of Nevada with 25,000,000 common shares with a par value of $.001.   The Company is a development stage company and has been developing an internet computer software program known as “Clear Switch”.  The “Clear Switch” computer software program was being designed to automate the process of submission of internet web page information to major internet search engines and consulting services relating to the installation, maintenance and upgrades of wireless computer systems, however, these activities have been suspended    due to insufficient funding.

The Company acquired a wholly owned subsidiary “Safe Cell Tab Inc.” on August 22, 2003   for the purpose of pursuing the marketing and sales of the “Safe Cell Tab”.  The Safe Cell Tab is a small, thin, oval shaped device designed specifically to help protect the users of cell phones, cordless phones, laptops, microwaves and any other hand held devices from the potentially harmful effects of electronic radiation which is emitted from these and other electronic devices.

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

On December 31, 2005 the Company had a net operating loss available for carry forward of approximately $1,189,971. The income tax benefit from the loss carry forward has not been determined because there has been a substantial change of stockholders.

_______________________________________________________________________________________

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2005

===========================================================================

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary from its acquisition date.  All significant inter-company accounts and balances have been eliminated in the consolidation.

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

_______________________________________________________________________________________

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2005

===========================================================================

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

Safe Cell Tab Inc. was organized in British Columbia, Canada during 1989.  The only significant asset Safe Cell had was the contractual rights for the exclusive use of a patent for the manufacture and marketing of a “Safe Cell Tab”.

The transaction was accounted for as a purchase which resulted in good will.  The Company’s consolidated financial statements include the operations of the subsidiary for the period beginning after the date of acquisition.

The fair value of the parent’s stock given in the exchange was considered to be $637,908 (restated from $954,800) and the fair value of the stock of the subsidiary or its assets was undeterminable and, therefore, it was considered to be the book value.

The purchase price of the subsidiary has been allocated to the assets and liabilities of the subsidiary as follows;

_______________________________________________________________________________________

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2005

===========================================================================

3.  ACQUISITION OF SAFE CELL TAB INC. - continued

Total value of 8,680,000 common shares issued	$637,908
(restated from $954,800)
Purchase price allocation
Patents rights	-
Other assets	13,795
Liabilities	(60,879)
Goodwill (restated from $1,001,884)	637,908

The company uses the discounted cash flows approach to value good will and since the subsidiary had no operations the good will has been expensed.

Included in the agreement of acquisition with the prior stockholders of the subsidiary was a provision that liabilities of $316,892 due by the parent and the subsidiary would be paid or otherwise settled before the acquisition.  These liabilities were not settled before the acquisition and the management, with legal council, believe the Company would be successful in any action against the prior stockholders.

4.  BANKRUPTCY

On March 25th, 2005 two of the Company’s note holders filed an involuntary petition of bankruptcy against the Company under Chapter 11 of the United States Code. They were subsequently joined by two other note holders.  The Company answered and denied various allegations of the Petition.  The parties conducted extensive discovery and on June 7, 2005 a hearing was held in the United States Bankruptcy Court for the District of Nevada, and the parties announced that they were working towards a tentative settlement which would result in a restructuring of the Company’s liabilities and may change the provision stated above in note 3.  However, four petitioning creditors have submitted a motion to convert the pending Chapter 11 to a liquidating Chapter 7.  The court is to hear this motion on March 8, 2006.  The motion to convert states the liquidated value of the Company to be approximately $16,000 and if this motion was successful the assets of the Company would be lost. The Company will oppose this motion to liquidate and will continue its efforts to retain its stated assets for the benefit of the creditors. Any other contingent asset of the Company, that may have a value, due to the branding value associated with the testimonial support of professional athletes, are contingent upon the successful reorganization of the debtors, otherwise there would be no value.

_______________________________________________________________________________________

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2005

===========================================================================

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and other controlling parties  have acquired  23% of the outstanding common stock  and have made demand, no interest, loans to the Company of $218,968.

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

_______________________________________________________________________________________

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the period ended December 31, 2005. This quarterly report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Operations

During the quarter ended December 31, 2005, the Company has continued to be engaged in a bankruptcy process that was brought forward principally by previous management and directors of the Company and related parties. The Company has successfully converted the original petitioned Involuntary Chapter 7 to a Voluntary Chapter 11, thereby preserving value for parties in interest. The Company has been appointed as Debtor in Possession of the estate and is working diligently to fulfill its obligations. In pursuit of this mandate, the Company is investigating and maintaining the integrity of the bankruptcy process, while building value for the legitimate creditors and stakeholders of the Company.

Subsequent to the end of the quarter, at a March 8, 2006 hearing before the Honorable Judith Riegle, in the United States Bankruptcy Court for the District of Nevada, the parties announced that they had reached a tentative settlement, requested that the motion to convert be continued and that the court set a hearing date for motion to dismiss. The Court has scheduled a hearing on the motion to dismiss and the motion to approve settlement agreement for April 12, 2006, before Judge Riegle in the United States Bankruptcy Court, Courtroom #1, 300 Las Vegas Blvd. South, Las Vegas, NV 89101, where, predicated upon the court's dismissal of the bankruptcy case, the motion to convert will be withdrawn.

Under the general terms of the pending settlement of March 8, 2006, Al Rahim, a manager with the Company, has agreed to purchase the claims belonging to petitioning creditors and related creditors, totaling approximately $335,597 plus accrued interest and charges, for the amount of $225,000, contingent upon the dismissal of the bankruptcy case pending before the US District Court, District of Nevada, and various releases and mutual releases between the parties and third parties, and pursuant to a settlement agreement to be finalized by the parties.

Even if Mr. Rahim is successful in settling the creditors’ claims and getting the bankruptcy dismissed, the Company anticipates incurring further losses as a result of expenses associated with rebuilding the business and setting up a company structure which is capable of implementing its business plan. The Company anticipates that it will not generate significant revenues, and may continue, for a period of time, to operate at a loss thereafter, depending upon the performance of the business.

_______________________________________________________________________________________

The Company may enter into material business arrangements in an attempt to further enhance its value for the Company stakeholders. If the Company either raises additional capital or engages in a business combination transaction that implicitly increases the value of the Company, shareholders may not personally recognize the increase in value. For example, if the Company raises additional capital in the future at $0.03 per share, even if there is a market for the Company's stock, it may not support enough volume to permit a shareholder to liquidate shares at a profit. Similarly, a business combination transaction could result in any consideration being paid either to the Company or a significant shareholder, and minority shareholders would simply continue to own shares in the resulting business. All activities by the Company are governed by the laws, rules and regulations of the Federal Bankruptcy Court and the local equivalents of District 9, Nevada.

The Company hopes to be in a position to establish more cost effective and differentiated business solutions for its various products and services throughout the upcoming year. We currently have minimal cash reserves and a significant working capital deficit. Accordingly, our ability to pursue our plan of operations is contingent on our ability to restructure our debt and obtain sufficient funding to engage our plan of reorganization and emerge successfully from bankruptcy.

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

Liquidity And Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity, capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2005, reflects a total asset value of $13,581 comprised of $194 in cash and $13,387 in inventory available for sale. The Company has limited cash or lines of credit, other than that which present management may agree to extend to or invest in the Company.  The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished by the operating losses incurred by the Company in implementing its business plan.

Results Of Operations

During the period from October 31, 2005 through December 31, 2005, the Company has engaged in no significant operations other than the bankruptcy proceedings and maintaining its reporting status with the SEC.  Minimal revenues of $1,822 were received by the Company during this period. The Company incurred $47,634 in general and administrative expenses primarily due to costs associated with the bankruptcy proceedings and accrued salaries for its sole employee.

_______________________________________________________________________________________

Need For Additional Financing

Based upon current management=s willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company's cash needs required for the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.  In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

Item 3. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.  The Company's management, with the participation of the chief executive officer/chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure, controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(3) and 15-d-15(3) as of the end of the period covered by this quarterly report (the "Evaluation Date").  Based upon that evaluation, the chief executive officer/chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure, controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

(b)  Changes in Internal Control over Financial Reporting.  There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer/chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

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

_______________________________________________________________________________________

Furthermore, as part of the ongoing bankruptcy process, the Company has become aware of certain contingent threatened litigation that may result from the aforementioned alleged breach of the Share Exchange Agreement between certain parties of behalf of SCT against the Company, its pre-merger directors, and certain control parties. The value of these resulting claims, if any, shall be determined by judicial review, the bankruptcy court and/or negotiations amongst the parties.

The Company has received a total of six civil complaints alleging that the Company directly or indirectly assisted certain known and unknown individuals in sending out numerous faxes touting the Company and its stock, to individuals with whom the Company had no prior relationship, in violation of certain anti-blast fax laws.  The Company has denied any knowledge of or cooperation with the sending of such faxes, which was done without its permission or knowledge. The Company cooperated fully in a NASD inquiry on the matter, to their satisfaction. The lawsuits are presently being dealt with as claims within the Chapter 11 bankruptcy case, or have been dismissed.

In December 2005, we recovered a large portion of our books and records that had been illegally seized in late 2004 by a prior executive secretary and an alleged creditor. The Company was pursuing the recovery of damages resulting from the violations of the Automatic Stay, but such claims may be settled as part of the global settlement agreement between the parties in question.

At a March 8, 2006 hearing before the Honorable Judith Riegle, in the United States Bankruptcy Court for the District of Nevada, the parties announced that they had reached a tentative settlement, requested that the motion to convert be continued and that the court set a hearing date for motion to dismiss. The Court has scheduled a hearing on the motion to dismiss and the motion to approve settlement agreement for April 12, 2006, before Judge Riegle in the United States Bankruptcy Court, Courtroom #1, 300 Las Vegas Blvd. South, Las Vegas, NV 89101, where, predicated upon the court's dismissal of the bankruptcy case, the motion to convert will be withdrawn.

Under the general terms of the pending settlement of March 8, 2006, Al Rahim, a manager with the Company, has agreed to purchase the claims belonging to petitioning creditors and related creditors, totaling approximately $335,597 plus accrued interest and charges, for the amount of $225,000, contingent upon the dismissal of the bankruptcy case pending before the US District Court, District of Nevada, and various releases and mutual releases between the parties and third parties, and pursuant to a settlement agreement to be finalized by the parties

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None; not applicable

Item 3.   Defaults Upon Senior Securities.

None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

None; not applicable.

Item 5.   Other Information.

None; not applicable.

.

_______________________________________________________________________________________

Item 6.   Exhibits and Reports on Form 8-K.

Reports on Form 8-K:

Date

Items Reported

3/13/06

       1.03

Exhibits:

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit Number	Description
31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:     March 14, 2006

CLAREMONT TECHNOLOGIES, CORP.

By:  /s/ Gus Rahim

     ___________________________________

     GUS RAHIM, PRESIDENT, DIRECTOR

_______________________________________________________________________________________