Form 10QSB
period 2006-04-27
CLAREMONT TECHNOLOGIES CORP
filed 2006-04-27
CIK 1130128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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
25,000,000 shares of $0.001 par value
Common Stock outstanding as of March 31, 2006

Traditional Small Business Disclosure Format (Check One): Yes ☐ No ☒

PART I - FINANCIAL INFORMATION

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
(Development Stage Company)
CONSOLIDATED BALANCE SHEETS - unaudited
March 31, 2006 and September 30, 2005

	Mar 31,	Sept 30,
	2006	2005
ASSETS
CURRENT ASSETS

Cash	$1,175	$223
Inventory for sale	12,995	13,387

Total Current Assets	$14,170	$13,610

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable - related parties	$212,903	$174,032
Accounts payable	332,031	293,829

Total Current Liabilities	544,934	467,861

STOCKHOLDERS' DEFICIENCY

Common stock
25,000,000 shares authorized at $.001 par value; 25,000,000 shares issued and outstanding	25,000	25,000
Capital in excess of par value	664,908	664,908
Accumulated deficit during development stage	(1,220,672)	(1,144,159)

Total Stockholders' Deficiency	(530,764)	(454,251)

	$14,170	$13,610

The accompanying notes are an integral part of these financial statements

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
(Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS - unaudited
For the Three and Six Months Ended March 31, 2006 and 2005 and the period
September 14, 1999 (date of inception) to March 31, 2006

	Three Months		Six Months
	Mar 31,	Mar 31,	Mar 31,	Mar 31,	Sept 14, 1999
	2006	2005	2006	2005	to Mar 31, 2006
REVENUES	$1,768	2,101	$3,590	$10,909	$63,175

EXPENSES
Amortization of web site	-	2,352	-	4,704	12,478
Administrative	32,469	13,820	80,103	37,429	553,070
	32,469	16,172	80,103	42,133	565,548

NET LOSS - from operations	(30,701)	(14,071)	(76,513)	(31,224)	(502,373)

OTHER EXPENSE
Good will expensed	-	-	-	-	(684,992)
Interest expense	-	-	-	-	(33,307)

NET LOSS	$(30,701)	$(14,071)	$(76,513)	$(31,224)	$(1,220,672)

NET LOSS PER COMMON
SHARE
Basic and diluted	$-	$-	$-	$-	$-
AVERAGE OUTSTANDING
SHARES
Basic (stated in 1,000's)	25,000	25,000	25,000	25,000	-

The accompanying notes are an integral part of these financial statements

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
(Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited
For the Six Months Ended March 31, 2006 and 2005 and the Period
September 14, 1999 (date of inception ) to March 31, 2006

	Mar 31,	Mar 31,	Sept 14, 1999
	2006	2005	to Mar 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(76,513)	$(31,244)	$(1,220,672)
Adjustments to reconcile net loss to
net cash provided by operating
activities
Goodwill expensed	-	-	684,992
Amortization	-	4,704	12,478
Changes in other assets	-	(10,188)	13,795
Changes in inventory	392	(2,896)	(12,995)
Changes in notes and accounts payable	38,202	39,257	271,152

Net Changes in Cash from Operations	(37,919)	(367)	(251,250)

CASH FLOWS FROM INVESTING ACTIVITIES
Web site costs	-	-	(12,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed s from short term loans - related parties	38,871	-	212,903
Proceeds from issuance of common stock	-	-	52,000

Net Increase (Decrease) in Cash	952	(367)	1,175

Cash at Beginning of Period	223	445	-

Cash at End of Period	$$1,175	$ $ 78	$$1,175

OTHER DISCLOSURES
Interest expense	-	-	33,307

The accompanying notes are an integral part of these financial statements.

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
March 31, 2006

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

On March 31, 2006 the Company had a net operating loss available for carry forward of approximately $1,220,672. The income tax benefit from the loss carry forward has not been determined because there has been a substantial change of stockholders.

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2006

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
March 31, 2006

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

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2006

3. ACQUISITION OF SAFE CELL TAB INC. (continued)

Total value of 8,680,000 common shares issued	$637,908
(restated from $954,800)
Purchase price allocation
Patents rights	-
Other assets	13,795
Liabilities	(60,879)
Goodwill	684,992
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

4. BANKRUPTCY

On March 25th, 2005 two of the Company’s note holders filed an involuntary petition of bankruptcy against the Company under Chapter 11 of the United States Code. They were subsequently joined by two other note holders. The Company answered and denied various allegations of the Petition. The parties conducted extensive discovery and on June 7, 2005 a hearing was held in the United States Bankruptcy Court for the District of Nevada, and the parties announced that they were working towards a tentative settlement which would result in a restructuring of the Company’s liabilities and may change the provision stated above in note 3. However, four petitioning creditors have submitted a motion to convert the pending Chapter 11 to a liquidating Chapter 7. The motion to convert states the liquidated value of the Company to be approximately $16,000 and if this motion was successful the assets of the Company would be lost. The Company will oppose this motion to liquidate and will continue its efforts to retain its stated assets for the benefit of the creditors. Any other contingent asset of the Company, that may have a value, due to the branding value associated with the testimonial support of professional athletes, are contingent upon the successful reorganization of the debtors, otherwise there would be no value. On April 18, 2006, the Bankruptcy Court for the District of Nevada entered an order dismissing the Chapter 11 bankruptcy case, based upon a joint motion to dismiss the case and a joint motion to approve a global settlement with the Company creditors.

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS (Continued)
March 31, 2006

5. SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and other controlling parties have acquired 23% of the outstanding common stock and have made demand, no interest, loans to the Company of $212,903.

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

 On April 18, 2006, the Bankruptcy Court for the District of Nevada entered an order dismissing our Chapter 11 bankruptcy case, based upon a joint motion to dismiss the case and a joint motion to approve a global settlement with our creditors. We are anxious to put this behind us and to focus on business initiatives to create value for our company and shareholders.

Even though we were successful in settling the creditors’ claims and getting the bankruptcy dismissed, the Company anticipates incurring further losses as a result of expenses associated with rebuilding the business and setting up a company structure which is capable of implementing its business plan. The Company anticipates that it will not generate significant revenues, and may continue, for a period of time, to operate at a loss thereafter, depending upon the performance of the business.

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

Liquidity And Capital Resources

The Company remains in the development stage and has experienced no significant change in liquidity, capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2005, reflects a total asset value of $14,170 comprised of $1175 in cash and $12,995 in inventory available for sale. The Company has limited cash or lines of credit, other than that which present management may agree to extend to or invest in the Company. The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished by the operating losses incurred by the Company in implementing its business plan.

Results Of Operations

During the period from January 1, 2006 through March 31, 2006, the Company has engaged in no significant operations other than the bankruptcy proceedings and maintaining its reporting status with the SEC. Minimal revenues of $1,768 were received by the Company during this period. The Company incurred $32,469 in general and administrative expenses primarily due to costs associated with the bankruptcy proceedings and accrued salaries for its sole employee.

Need For Additional Financing

Based upon current managements willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company's cash needs required for the costs of compliance with the continuing reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company's needs for additional financing are likely to increase substantially. In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

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

On April 18, 2006, the Bankruptcy Court for the District of Nevada entered an order dismissing our Chapter 11 bankruptcy case, based upon a joint motion to dismiss the case and a joint motion to approve a global settlement with our creditors. We are anxious to put this behind us and to focus on business initiatives to create value for our company and shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

    None; not applicable

Item 3. Defaults Upon Senior Securities.

    None; not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

    None; not applicable.

Item 5. Other Information.

    None; not applicable.
Item 6. Exhibits and Reports on Form 8-K.

    Reports on Form 8-K:

Date	Items Reported

3/13/06	1.03
4/25/06	1.03

    Exhibits:

    Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit Number	Description
31	Section 302 Certification of Chief Executive Officer and Chief Financial Officer
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act Of 2002

SIGNATURES

    In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  April 26, 2006

CLAREMONT TECHNOLOGIES, CORP.

By:  /s/ Gus Rahim

GUS RAHIM, PRESIDENT, DIRECTOR