Form 10QSB
period 2006-06-30
CLAREMONT TECHNOLOGIES CORP
filed 2006-08-14
CIK 1130128

OMB APPROVAL OMB Number: 3235-0416 Expires: March 31, 2007 Estimated average burden Hours per response….182
UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-QSB

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______________ to _____________

Commission file number

000-50240

CLAREMONT TECHNOLOGIES CORP.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0338263
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1200 WEST 73rd AVENUE SUITE 1100, VANCOUVER, BC CANADA V6P 6G5

 (Address of principal executive offices)

(604) 267-7032

(Issuer’s telephone number)

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 13b-2 of the Exchange Act).  Yes ☐     No ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.          Yes ☐     No ☐

APPLICABLE ONLY TO CORPORATE ISSUES

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  125,000,000 shares of common stock, $.001 par value, as of August 1, 2006

Transitional Small Business Disclosure Format (Check one):  Yes ☐    No ☒

SEC2334(9-05)

Persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

 FORM 10-QSB

CLAREMONT TECHNOLOGIES CORP.

INDEX

		Page
PART I.	Financial Information

Item 1.  Unaudited Financial Statements

Consolidated Balance Sheets June 30, 2006

Consolidated Statements of Operations for the Three Months and

Nine Months ended June 30, 2006 and 2005 and for the Period

Sept. 14, 1999 (date of inception) to June 30, 2006

Statement of Changes in Stockholders’ Equity (Deficiency) for the

Period September 14, 1999 (Date of Inception) to June 30, 2006

Consolidated Statement of Cash Flows for the Three Months and

Nine Month Ended June 30, 2006 and 2005 and for the Period

September 14, 1999 (date of inception) to June 30, 2006

Notes to Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition

and Results of Operations

Item 3.  Controls and Procedures

		3 4 5 6 7 8 12 14
PART II.

Other Information

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

		14 14 15 15 15 15 16
	Signatures	16

(Inapplicable items have been omitted)

PART I.

Financial Information

ITEM  1.  Financial Statements (unaudited)

The accompanying balance sheets of Claremont Technologies Corp. at June 30, 2006 and the related statements of operations, and the statements of cash flows, for the three months and nine months ended June 30, 2006 and 2005 and the period September 14, 1999 (date of inception) to June 30, 2006, have been prepared by our management in conformity with accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 2006, are not necessarily indicative of the results that can be expected for the year ending September 30, 2006.

CLAREMONT  TECHNOLOGIES  CORP AND SUBSIDIARY

(Development Stage Company)

CONSOLIDATED BALANCE SHEETS - unaudited

June 30, 2006 and September 30, 2005

	Jun 30,	Sept 30,
	2006	2005
ASSETS
CURRENT ASSETS

Cash	$1,272	$223
Inventory for sale	12,912	13,387

Total Current Assets	14,184	13,610

Deposits	672	-

	$14,876	$13,610
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable - related parties	$144,653	$174,032
Accounts payable	-	293,829

Total Current Liabilities	144,653	467,861

STOCKHOLDERS' DEFICIENCY

Preferred stock
50,000,000 shares authorized at $.001 par value
none outstanding	-	-
Common stock
150,000,000 shares authorized at $.001 par value; 125,000,000 shares issued and outstanding	125,000	25,000
Capital in excess of par value	1,114,908	664,908
Accumulated deficit during development stage	(1,369,685)	(1,144,159)

Total Stockholders' Deficiency	(129,777)	(454,251)

	$14,876	$13,610

     The accompanying notes are an integral part of these financial statements

CLAREMONT  TECHNOLOGIES  CORP AND SUBSIDIARY

(Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS - unaudited

For the Three and Nine Months Ended June 30, 2006 and 2005 and the period

September 14, 1999 (date of inception) to June 30, 2006

	Three Months		Nine Months		Sept 14, 1999
	Jun 30,	Jun 30,	Jun 30,	Jun 30,	to Jun 30,
	2006	2005	2006	2005	2006

REVENUES	$1,059	$2,386	$4,649	$13,295$	64,234

EXPENSES

Amortization of web site	-	922	-	5,626	12,478
Good will expensed	-	-	-	-	684,992
Administrative	150,072	35,314	230,175	72,743	703,142

	150,072	36,236	230,175	78,369	1,400,612

NET LOSS-from operations	(149,013)	(33,850)	(225,526)	(65,074)	(1,336,378)

OTHER EXPENSE

Interest expense	-	-	-	-	(33,307)

NET LOSS	$(149,013)	$(33,850)	$(225,526)	$(65,074)	$(1,369,685)

NET LOSS PER COMMON SHARE
Basic and diluted	$-	$-	$(.01)	$-

AVERAGE OUTSTANDING SHARES
Basic(stated in 1,000's)	58,000	25,000	36,111	25,000

The accompanying notes are an integral part of these financial statements

CLAREMONT  TECHNOLOGIES  CORP AND SUBSIDIARY

( Development Stage Company)

 STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY - (deficiency)

For the Period September 14, 1999 (Date of Inception)

to June  30, 2006

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit
Balance September 14, 1999	-	$-	$-	$-

Issuance of common stock for cash
- August 2, 2000	6,400,000	6,400	(4,400)	-
Issuance of common stock for cash
- August 31, 2000	9,600,000	9,600	20,400	-
Issuance of common stock for cash
- September 26, 2000	320,000	320	19,680	-
Net operating loss for the year
ended September 30, 2000	-	-	-	(28,687)
Net operating loss for the year ended
September 30, 2001	-	-	-	(43,597)
Net operating loss for the year ended
September 30, 2002	-	-	-	(67,767)
Net operating loss for the year ended
September 30, 2003	-	-	-	(47,157)
Issuance of common stock for all stock
of Safe Cell Tab Inc. - March 31, 2004	8,680,000	8,680	629,228	-
Net operating loss for the year ended
September 30, 2004	-	-	-	(865,082)
Net operating loss for the year ended
September 30, 2005	-	-	-	(91,869)

Balance September 30, 2005 - audited	25,000,000	25,000	664,908	(1,144,159)

Issuance of common stock for cash
at $.0055 - June 2006	100,000,000	100,000	450,000	-
Net operating loss for the nine months
ended June 30, 2006	-	-	-	(225,526)

Balance June 30, 2006 - unaudited	125,000,000	$125,000	$1,114,908	$(1,369,685)

The accompanying notes are an integral part of these financial statements.

CLAREMONT  TECHNOLOGIES  CORP AND SUBSIDIARY

(Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS - unaudited

For the Nine Months Ended June 30, 2006  and 2005 and the Period

September  14, 1999 (date of inception ) to June 30, 2006

			Sept 14, 1999
	Jun 30,	Jun 30,	to Jun 30,
	2006	2005	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(225,526)	$(65,074)	$(1,369,685)
Adjustments to reconcile net loss to
net cash provided by operating
activities

Goodwill expensed	-	-	684,992
Amortization	-	5,626	12,478
Changes in other assets	(692)	(1,460)	13,103
Changes in inventory	475	(12,912)	(12,912)
Changes in accounts payable	(293,829)	75,087	(60,879)

Net Changes in Cash from Operations	(519,572)	1,267	(732,903)

CASH FLOWS FROM INVESTING ACTIVITIES
Web site costs	-	-	(12,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceed s from short term loans-related parties	(29,379)	-	144,653
Proceeds from issuance of common stock	550,000	-	602,000

Net Increase (Decrease) in Cash	1,049	1,267	1,272

Cash at Beginning of Period	223	445	-

Cash at End of Period	$1,272	$1,712	$1,272

OTHER DISCLOSURES

Interest expense			33,307

The accompanying notes are an integral part of these financial statements.

CLAREMONT  TECHNOLOGIES  CORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

June  30, 2006

1.

ORGANIZATION

The Company was incorporated on September 14, 1999 under the laws of the State of Nevada with 25,000,000 common shares with a par value of $.001. During May 2004 the authorized shares was increased to 100,000,000 common shares and 50,000,000 preferred shares with a par value of $.001, and during June 2006 the authorized common shares was increased to 150,000,000 with the same par value. The terms on the preferred shares have not been determined.

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

On June 30, 2006  the Company  had a  net operating loss available for carry forward of approximately  $1,369,685. The income  tax benefit  from the loss carry forward  has not been determined because there has been a substantial change of stockholders.

CLAREMONT  TECHNOLOGIES  CORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2006

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

June 30, 2006

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

The  purchase price of the subsidiary  has been allocated to the assets and liabilities of the subsidiary   as follows:

CLAREMONT  TECHNOLOGIES  CORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

June 30, 2006

3.  ACQUISITION OF SAFE CELL TAB INC. - continued

Total value of 8,680,000 common shares issued	$637,908
(restated from $954,800)
Purchase price allocation
Patents rights	-
Other assets	13,795
Liabilities	(60,879)
Goodwill (restated from $1,001,884)	684,992

$637,908

The company uses the discounted cash flows approach to value good will and since the subsidiary had no operations the good will has been expensed.

4.  BANKRUPTCY

On March 25th, 2005 two of the Company’s note holders filed an involuntary petition of bankruptcy against the Company under Chapter 11 of the United States Code. They were subsequently joined by two other note holders.  The Company answered and denied various allegations of the Petition.  The parties conducted extensive discovery and on  June 7, 2005 a hearing was held in the United States Bankruptcy Court for the District of Nevada, and the parties announced that they were working towards a tentative settlement. On April 18, 2006 the Chapter 11 bankruptcy was dismissed based upon a joint motion to approve a global settlement with the creditors.

5.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officers-directors and other controlling parties  have acquired   80% of the outstanding common stock  and have made demand, no interest, loans to the Company of $144,653.

6.  CAPITAL  STOCK

On June 6,  2006 the Company  completed a private placement of 100,000,000 common shares for $550,000, and as part of the  agreement the parties will  complete a reverse split of the Company’s  common stock at 250 outstanding shares for one share and a payment of $72,860 in  debt, due to a related party, by the issuance of 150,000 post split common shares, as soon as practicable, after the closing of the placement. The buyers of the stock have also agreed to use their best efforts to complete a spin off of the Company’s subsidiary to the shareholders and that the current management of the Company will be retained to operate the subsidiary until the spin off is completed.

The proceeds from the placement was used  to pay down the Company debt and for current operating expenses.

7.  GOING CONCERN

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

ITEM  2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains certain forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934.  Claremont Technologies Corp., cautions readers that expressions of future goals and similar expressions reflecting something other than historical fact are intended to identify forward-looking statements.  Words such as “May,” “Will,” “Expect,” “Believe,” “Anticipate,” “Intend,” and comparable terminology are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.  These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those currently anticipated or discussed in this report.  Factors that may affect our results include, but are not limited to, market acceptance of our products and technologies, our ability to secure financing, potential competition from other companies with greater technical and marketing resources, and other factors described in our filings with the Securities and Exchange Commission

History and Organization

The Company was incorporated on September 14, 1999 in and under the laws of the state of Nevada. At our incorporation, we were engaged in the business of developing an internet computer software program known as Clear Switch; a program that processes submission of internet web page information to major internet search engines. Although we attempted to develop this software program, we suspended these efforts due to our insufficient cash flow and inability to obtain financing to conduct further development of this software program.

On August 22, 2003, a share exchange agreement between Claremont Technologies  Corp. and the shareholders of Safe Cell Tab, Inc.("SCT"), was executed whereby the Company acquired 100% of the shares of SCT, making SCT a wholly owned subsidiary. On March 31, 2004, an amendment to the share exchange agreement was signed by the parties.

On June 6, 2006, Mr. Xu Zuqiang (“Zuqiang”) and Claremont Technologies Corp. (the “Company”) consummated Zuqiang’s purchase of shares of capital stock of the Company in accordance with the terms and conditions of that certain Stock Purchase Agreement, dated as of June 1, 2006, by and between Zuqiang and the Company (the “Purchase Agreement”).  Pursuant to the Purchase Agreement, Zuqiang purchased, and the Company issued, 100,000,000 shares of the Company’s common stock, par value $.001 per share (the “Common Stock”) for an aggregate purchase price of $550,000.00 (the “Stock Transaction”).  Immediately prior to the issuance of shares of our Common Stock pursuant to the Purchase Agreement, there were 25,000,000 shares of Common Stock outstanding. After giving effect to the Stock Transaction, Zuqiang holds an aggregate of 100,000,000 shares of the 125,000,000 shares of our Common Stock issued and outstanding, constituting, in the aggregate, 80% of the issued and outstanding shares of Common Stock of the Company, effecting a change in the controlling interest of the Company.  The source of funds with which Zuqiang purchased the 100,000,000 shares of our Common Stock, pursuant to the Purchase Agreement, was derived from personal funds of Zuqiang.

The Stock Transaction effected a change in control of the Company.  Prior to the closing of the Stock Transaction, Mr. Rahim had been Chief Executive Officer, Chief Financial Officer, Secretary and a director of the Company, and Mr. William Russell had been a director of the Company.  Effective upon the closing of the Stock Transaction, Xu Zuqiang was appointed to, and Messrs. Russell and Rahim resigned from, the Board of Directors of the Company.  In addition, Xu Zuqiang was elected to serve as Chief Executive Officer and Secretary of the Company.  As contemplated by the Purchase Agreement, Messrs. Rahim and Russell each agreed to resign from the Board of Directors and as an officer of the Company, effective only upon, and subject to, the closing of the Stock Transaction, and appoint Xu Zuqiang to fill the vacancy created by such resignations.

Our Business

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

The Company hopes to be in a position to establish more cost effective and differentiated business solutions for its various products and services throughout the upcoming 2006 fiscal year. We currently have minimal cash reserves and a significant working capital deficit.

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

Three Month Periods Ended June 30, 2006 and 2005

Our revenues for the three months ended June 30, 2006 were $1,059 compared to $2,386 for the same period in 2005.  Our expenses totaled $150,072 for the three months ended June 30, 2006 which consisted of administrative costs compared to $33,850 for the same period in 2005.  Our 2005 expenses consisted of $922 in amortization of our web site and $35,314 in administrative expenses.  Our increased administrative expenses for 2006 was mainly attributed to the costs associated with the bankruptcy proceedings.  Our net loss from operations for the three months ended June 30, 2006 was $149,013 compared to $33,850 for the same period in 2005.

Nine Month Periods Ended June 30, 2006 and 2005

Our revenues for the nine months ended June 30, 2006 were $4,649 compared to $13,295 for the same period in 2005.  Expenses for the nine months ended June 30, 2006 were $225,526 which consisted of administrative costs compared to $78,369 for the same period in 2005.  Expenses for the nine months ended June 30, 2005 consisted of $5,626 in amortization of our web site and $72,743 in administrative costs.  Our increased administrative expenses for 2006 was mainly attributed to the costs associated with the bankruptcy proceedings.  Our net loss from operations for the nine months ended June 30, 2006 was $225,526 compared to $65,074 for the same period in 2005.

Liquidity and Capital Resources

As of June 30, 2006, we had total assets of $14,876 which consisted of $1,272 in cash, $12,912 in inventory for sale and $672 in deposits.  We had accounts payable to related parties of $144,653 and total stockholders deficiency of $128,777.

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

The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.  The Company intends to obtain loans from officers and equity funding if necessary to continue operations.  There are no agreements in place to guarantee any loans for equity funding.

ITEM 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.  Legal Proceedings

On March 25, 2005, two of the Company’s note holders filed an involuntary petition of bankruptcy against the Company under Chapter 11 of the Untied States Code.  They were subsequently joined by two other noted holders.  The Company answered and denied various allegations of the Petition.  The parties conducted extensive discovery and on June 7, 2005, a hearing was held in the United States Bankruptcy Court for the District of Nevada and the parties announced that they were working towards a tentative settlement.

On April 18, 2006, the Bankruptcy Court for the District of Nevada entered an order dismissing our Chapter 11 bankruptcy case, based upon a joint motion to dismiss the case and a joint motion to approve a global settlement with our creditors.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unless otherwise noted the following shares were sold in private transactions and issued in reliance of the exemption provided by Section 4(2) of the Securities Act of 1933.  The transactions do not involve any public offering or broker and no commissions were paid on the transaction.

On June 6, 2006, the Company sold 100,000,000 common shares, $.001 par value for $550,000 to a single accredited investor.

ITEM 3.  Defaults Upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

The shareholders holding shares representing approximately 52% of the votes entitled to be cast at a meeting of the Company’s shareholders, consented in writing to the ratification and approval of the following actions:

1.

Ratification and approval of the Amendment to the Articles of Incorporation to increase the authorized shares of common stock of the Company from 100,000,000 to 150,000,000 shares, $.001 par value;

2.

Ratification of the Stock Purchase Agreement with Xu Zugiang whereby Mr. Xu paid $550,000 in exchange for the issuance of 100,000,000 shares of restricted common stock of the Company.

The Company’s Board of Directors approved these actions on June 1, 2006 and recommended that the Articles of Incorporation be amended to reflect the increase in authorized common stock.  The Amendment to the Articles of Incorporation was filed with the Nevada Secretary of State on June 1, 2006 and was effective when filed.  Subsequent to filing the Amended Articles of Incorporation, it was brought to the Company’s attention by certain shareholders of the Company that the Amendment may have been defective in that the Company relied upon Nevada Revised Statutes, (“NRS”) 78.207 and 78.209 to authorize the increase of authorized common shares.  NRS 78.207 and 78.209 allow for the increase in the authorized shares of a company by way of Board of Directors action without the need for a shareholder vote, but only by way of a stock split, and since no stock split was intended, then such increase in the authorized shares of the Company requires shareholder approval.

Because the Amendment to the Articles of Incorporation may have been defective, the Board of Directors determined it would be in the best interest of the Company to take immediate corrective action and requested shareholder ratification and approval of the action.  Consequently, the majority of the shareholders ratified and approved the increase in authorized common shares by written consent pursuant to NRS 78.320.   If the Amendment to the Articles of Incorporation had not been adopted by written majority shareholder consent and ratification, it would have been necessary for this action to be considered by the Company’s Shareholders at a Special Shareholder’s Meeting convened for the specific purpose of approving the action. The elimination of the need for a special meeting of the shareholders to approve the actions is authorized by the provisions of NRS 78.320 of the General Corporation Law of Nevada, (the “Nevada Law”).  NRS 78.320 provides that the written consent of the holders of outstanding shares of voting capital stock, having not less than the minimum number of votes which would be necessary to authorize or take the action at a meeting at which all shares entitled to vote on a matter were present and voted, may be substituted for the special meeting.  According to NRS 78.320, a majority of the outstanding shares of voting capital stock entitled to vote on the matter is required in order to amend the Company’s Articles of Incorporation.  In order to take corrective action and accomplish the purposes of the Company, the Board of Directors of the Company voted to utilize the written consent of the majority shareholders of the Company.

The ratification of these actions will become effective on or about September 1, 2006 and have been previously reported in the Company’s Preliminary 14C Information Statement dated August 3, 2006.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K:

Date

Items Reported

April 25, 2006

1.03

June 12, 2006

1.01, 3.02, 5.01, 5.02, 5.03 and 9.01

Exhibits:

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

Exhibit No.	SEC Ref. No.	Title of Document	Location

1	31	Certification of the Chief Executive Officer and Chief
		Financial Officer pursuant to Section 302 of the
		Sarbanes-Oxley Act of 2002	Attached

2	32	Certification of the Chief Executive Officer and
		Chief Executive Officer and Chief
		Financial Officer pursuant to U.S.C. Section 1350 as
		adopted pursuant to Section 906of the Sarbanes-Oxley
		Act of 2002	Attached

* The Exhibit attached to this Form 10-QSB shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 (the "Exchange Act") or otherwise subject to liability under that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLAREMONT TECHNOLOGIES CORP.

Date: August 14, 2006

/s/ Xu Zuqiang

Xu Zuqiang

Chief Executive Officer and Chief Financial Officer