Form 10KSB
period 2006-09-30
CLAREMONT TECHNOLOGIES CORP
filed 2007-01-04
CIK 1130128

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended September 30, 2006

☐

Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission file number: 000-50240

CLAREMONT TECHNOLOGIES CORP.

(Name of small business issuer in its charter)

Nevada	98-0338263
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Anlian Building, Suite #A 1501

Futian District, Shenzhen, China

 (Address of principal executive offices)

Issuer's telephone number, including area code: (852) 2511-1665

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common Stock par value $.001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐  No   ☒

The issuer's revenues for its most recent fiscal year were $5,865.

As of December 28, 2006, the aggregate market value of the issuer’s common equity held by non-affiliates was $252,500, based on the closing price of $1.01 per share for its common stock on the OTC Bulletin Board on December 28, 2006.  As of December 28, 2006, 56,500,000 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one): Yes   ☐  No   ☒

PART I

Cautionary Notice Regarding Forward Looking Statements

Claremont Technologies Corp. (referred to herein as “we” or the “Company”) desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  This report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events and financial performance.  All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements.  In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.  These forward-looking statements are subject to certain risks and uncertainties, including those discussed below.  Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements.  We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in “--Risk Factors” below as well as those discussed elsewhere in this report, and the risks discussed in our press releases and other communications to shareholders issued by us from time to time, which attempt to advise interested parties of the risks and factors that may affect our business.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.

Description of Business.

History and Organization

The Company was incorporated on September 14, 1999, in and under the laws of the state of Nevada.  At the time of our incorporation we were engaged in the business of developing an internet computer software program known as Clear Switch; a program that processes submission of internet web page information to major internet search engines.  Although we attempted to develop this software program, we suspended these efforts due to our insufficient cash flow and inability to obtain financing to conduct further development of this software program.

On August 22, 2003, a share exchange agreement between the Company and the shareholders of Safe Cell Tab, Inc. ("SCT"), was executed whereby the Company acquired 100% of the shares of SCT, making SCT a wholly owned subsidiary.  On March 31, 2004, an amendment to the share exchange agreement was entered into by the parties.

The share exchange agreement with SCT was undertaken as a means of complementing, augmenting and extending the early stage activities and business plans of the Company. As a result, the Company focused its resources on further development of SCT’s business initiatives, resulting in SCT becoming the sole operating entity of the Company. The company anticipated that revenues resulting from sales of the SCT’s product offerings and other complimentary SCT initiatives would provide additional gross revenues to the consolidated balance sheet and benefit of the Company. Complimentary SCT business initiative undertaken by the Company and SCT included the acquisition of, a master distributor Wi-Fi License and an inventory of the Mobius disposable cell phone, together with certain sales, distribution, and marketing rights.

On August 25, 2006, Xu Zuqiang (“Zuqiang”), the Company’s former officer and director, and the Company consummated an Amendment to Stock Purchase Agreement (the “Amendment”) whereby the parties modified certain provisions of the Stock Purchase Agreement between them dated as of June 1, 2006 (as so amended, the “Purchase Agreement”).  Specifically, instead of the one million (1,000,000) (on a post-reverse stock split adjusted basis (see below)) shares of the Common Stock of the Company which Zuqiang purported to acquire pursuant to the original Purchase Agreement, Zuqiang acquired seven hundred fifty thousand (750,000) (on a post-reverse stock split adjusted basis (see below)) shares of Common Stock of the Company and two hundred fifty thousand (250,000) (on a post-reverse stock split adjusted basis (see below)) shares of the preferred stock, par value $.001 per share (the “Preferred Stock”), of the Company for an aggregate purchase price of $550,000 (the “Stock Transaction”).  After giving effect to the Stock Transaction, Zuqiang held, on a post-reverse stock split adjusted basis (see below), in addition to two hundred fifty thousand (250,000) shares of the Company’s Preferred Stock, seven hundred fifty thousand (750,000) of the one million (1,000,000) shares of our Common Stock ,then issued and outstanding, constituting, in the aggregate, 75% of the issued and outstanding shares of Common Stock of the Company (80% after giving effect to the conversion of the Preferred Stock into Common Stock) effecting a change in the controlling interest of the Company.

The Stock Transaction effected a change in control of the Company.  Prior to the closing of the Stock Transaction, Mr. Gus Rahim had been Chief Executive Officer, Chief Financial Officer, Secretary and a director of the Company, and William Russell had been a director of the Company.  Effective upon the closing of the Stock Transaction and the filing and distribution of such documents as required under the Securities Exchange Act of 1934, as amended, and the expiration of all applicable grace periods, Zuqiang was appointed to, and Messrs. Russell and Rahim resigned from, the Board of Directors of the Company.  In addition, Zuqiang was elected to serve as Chief Executive Officer and Secretary of the Company.

On September 5, 2006, the Company’s Board of Directors and the then holder of a majority of the Company’s then outstanding Common Stock approved the implementation of a one-for-one-hundred (1-for-100) reverse stock split (the “Reverse Stock Split”) of the outstanding shares of the Company’s Common Stock.  The Reverse Stock Spit became effective on October 11, 2006, whereby each 100 shares of the Company's issued and outstanding Common Stock was automatically combined into and became one share of Common Stock, thereby reducing the 125,000,000 of shares of Common Stock which were outstanding on a fully diluted basis immediately prior to the effectiveness of the Reverse Stock Split (which consisted of (i) 100,000,000 shares of Common Stock and (ii) 25,000,000 shares of Common Stock automatically issuable upon effectiveness of the Reverse Stock Split in respect of the 25,000,000 shares of Preferred Stock then outstanding) to approximately 1,250,000 shares of Common Stock.

Upon the effectiveness of the Reverse Stock Split, all issued and outstanding shares of Preferred Stock of the Company automatically converted on a one-for-one basis into shares of Common Stock of the Company.  Pursuant to the Company’s Certificate of Designation, if the Company effected a reverse stock split, the number of shares of Common Stock issuable upon conversion of the Preferred Stock immediately prior to such reverse stock split are to be proportionately decreased.  Therefore, the issued and outstanding shares of Preferred Stock converted into 250,000 shares of Common Stock.

On October 12, 2006 (the “Effective Date”), the Company entered into and consummated a Share Exchange Agreement with Brighter International Limited (“BIL”), Blue Tassel School (“BTS”), and the shareholders of BIL (the “BIL Shareholders”), pursuant to which the Company acquired BIL in exchange for issuance of 55,250,000 shares of Common Stock of the Company to the BIL Shareholders (the “Share Exchange Transaction”), which was divided proportionally among the BIL Shareholders in accordance with their respective ownership interests in BIL immediately before the completion of the Share Exchange Transaction.

As a result of the Share Exchange Transaction, a change of control of the Company occurred as of the Effective Date.  Prior to the Effective Date, the controlling shareholder of Company was Zuqiang, who held approximately 80% of the then issued and outstanding shares of Common Stock of the Company.  As of the Effective Date, the BIL Shareholders became the controlling shareholders of the Company, owning in the aggregate 98% of the issued and outstanding shares of Common Stock of the Company as of the Effective Date.  Yongqi Zhu (“Zhu”), the Company’s present Chairman and Chief Executive Officer acquired 34,918,000 shares of the Common Stock of the Company.  After giving effect to the Share Exchange Transaction, Zhu is the owner of 61.8% of the issued and outstanding shares of the Common Stock of the Company.

Prior to the closing of the Share Exchange Transaction, Zuqiang had been Chief Executive Officer, Chief Financial Officer, and sole director of the Company.  Effective upon the filing and distribution of such documents as required under the Securities Exchange Act of 1934, as amended, and the expiration of all applicable grace periods, which occurred on November 12, 2006, Zhu (who prior to the Share Exchange Transaction was a shareholder of BIL), Qian Gao, Yipeng Lu, Fugeng Xia and Haiming Zhang were appointed, and Zuqiang resigned from, the Board of Directors of the Company.

Effective upon the close of business of October 27, 2006, Zuqiang resigned from his positions as Chief Executive Officer and Chief Financial Officer of the Company.  As Sole Director of the Company, Zuqiang elected Zhu to serve as Chairman and Chief Executive Officer, Qian Gao to serve as Secretary and Jian Xue to serve as Chief Financial Officer, such appointments became effective upon the close of business of October 27, 2006.

Our Business

BLUE TASSEL SCHOOL

BTS is an education center located in Suzhou and organized under the laws of China. BTS is accredited by the Jiangsu Educational committee as a boarding school comprising grades from kindergarten through senior school, including an international school. The five schools that comprise BTS are kindergarten, primary school, junior high school, senior high school, and international school.

The BTS International School has 15 foreign teachers with international teacher certification, that are primarily responsible for the teaching of English. BTS has built a cooperative relationship with other schools located in the United Kingdom, Australia, New Zealand and Hong Kong.  The BTS International School has established preparatory classes with the BATH ACADEMY located in the United Kingdom, as the BLUE TASSEL-BATH ACADEMY. BTS has also established a program for exchange students, providing long- and short-term study abroad program, exchange of teachers, sharing of resources, and collaboration of courses.

The BTS Kindergarten has 3 classes for children aged 2-6 years, and has developed appropriate learning programs for such students which include art, music and musical instrument, performance, dance, skating, and computer programs.  In order to develop the potential abilities of its students, BTS provides diverse options for its students.

The BTS Primary School provides elementary education for children aged 6 – 12 years and has 14 classes and 47 teachers in the six-year school.

The BTS Junior High School is a three-year middle school for children aged 12 – 15 years with 16 classes and 40 teachers.

The BTS Senior High School is a three-year high school for children aged 15 – 18 years with 24 classes and over 1,200 students.  The curriculum and program are designed for preparing students to enter top tier universities.

BTS’s education program includes compulsory level education, ample elective courses, activity courses, students’ societies, clubs, and seminars presented by famous scholars and successful individuals.  Large-scale social practices and educational activities compose a highly selective and personal curriculum, where children can fully develop their personalities and discover their potentials.  The comprehensive education system of BTS includes science, art, multi-language, information technology, international understanding, ethics and behavior, adolescence, and ideal seminars.  Interaction between students and instructors, an efficient learning environment, and small class teaching are the core ideas for attentive learning and effective study.

BTS possesses facilities for teaching, learning, living, extracurricular activities and health care purposes.  Such facilities are at the vanguard of educational platform, including a Chinese-English library, e-reading room, computer lab, multi-functional network system, varieties of labs for group study and experimental use, halls for music rehearsal and scholarly presentations.  Other than academic facilities, BTS also has tennis courts, gyms, and other athletic facilities, as well as student apartments.

There are currently 1910 students enrolled at BTS.

SAEF CELL TAB, INC.

The Safe Cell Tab is a small, thin, oval shaped device designed specifically to help protect the users of cell phones, cordless phones, laptops, microwaves and other hand-held devices such as palm pilots, from the potentially harmful and damaging effects of electromagnetic radiation (electromagnetic frequencies or "EMF") which is emitted from electrical devices.  The Safe Cell Tab adheres to the back of a cell phone or other electronic device, where its conductive fibrous material called 'Shieldron', is designed to absorb certain of these EMF waves. The manufacturer of the Safe Cell Tab states that the product is designed to reduce the biological effects of long term exposure to EMF.

The Safe Cell Tab is the creation of, and is manufactured by, a South Korean manufacturing company named Milae Electronics, who holds Korean Patent #094419. The branded product line Safe Cell, is distributed under a world-wide exclusive distribution and supply agreement by Safe Cell Tab, Inc. The Safe Cell Tab is made from superconductive polyester fibers. This superconductive material blocks certain EMF waves.  The superconductive polyester fibers were originally developed by NASA (National Aeronautics and Space Administration Agency) to address the hazards associated with radiation from electromagnetic waves in outer space.  EM Solutions has taken this technology and developed Shieldron.  Today, the Shieldron technology is mass produced and the manufacturer, EM Solutions, Inc., carries the Korean NT mark (new technology small and medium business administration), KT mark (ministry of science and technology), and UL mark (standards, tests, and authentication of electrical and electronics industry) of quality assurance and quality control. This technology is used in a wide range of industries to help protect and prevent malfunctioning of electronic devices and reduce the damaging effects of EMF radiation on such devices, as well as protect human beings from EMF radiation.

In September 2003, SCT acquired the sales, marketing and distribution rights to a new completely 'mobile' Wi-Fi [802.11b] (Wireless Fidelity) distributed wide area network ["DWAN"] system, which utilizes the proven hardware and software commercially viable capabilities of a Wi-Fi system called 'Brilan'. Softhill Technologies, Ltd. developed the Brilan products and partially branded them for SCT. Brilan technology provides connectivity and supporting transmission of data, and analog and digital voice transmission.  Brilan enables digital and analog phones to be accessed in hard to reach places. SCT's latest 802.11b Wi-Fi technology license is also consistent with the Company's mid to long term goals and mandate of establishing itself as a vertically integrated wireless communications company capable of offering a unique value-added series of products and services to its customers.

As of the fiscal year end September 30, 2006, we do not legally own, or have rights to, any patents or trademarks. However, we do currently own the internet domain of www.claremonttechnologies.com and possess a master distributor Wi-Fi License from Milae Electronics to sell its patented Safe Cell Tab.

The markets and industries defined by SCT’s various products and services are new, rapidly evolving and intensely competitive. The Company expects competition to intensify in the future. Additionally, these markets are highly fragmented, with no clear dominant leader and the barriers to entry are fairly minimal as current and new competitors can commercialize products and services at a relatively low cost and in a fairly short period of time.

The major competitors of SCT can be divided into the following two groups:

i) Competitors for the SCT's Wi-Fi products

•

various manufacturers of Wi-Fi hardware and software components;

•

distributors of Wi-Fi products and services who mainly re-sell components to specific groups of end users interested in establishing their own Virtual Private Networks; and

•

network systems integrators and consultants who have the ability to influence the purchasing decisions of their various end user clients and who represent or promote only select or specific products.

ii) Competitors for the SCT's Safe Cell Tab products

•

distributors and re-sellers of cell phones and accessories;

•

online retailers of cell phones;

•

independent online retailers specializing in cellular phone accessories and alternative health products;

•

mail-order and catalog retailers of cellular phone accessories, some of which have already developed online retail outlets;

•

direct sales organizations;

•

electronic stores specializing in communications and computer equipment; and

•

merchants and mass market retail chains.

The manufacturing, processing, packaging, labeling and advertising of the products that the Company sells may be subject to regulation by one or more U.S. federal agencies, including the Federal Trade Commission, and/or the Federal Communications Commission ("FCC"). These activities also may be regulated by various agencies of the states, localities and foreign countries in which consumers reside. The Federal Communications Commission, in particular, regulates the manufacture, labeling and distribution of electronic communication devices and related ancillary products, including cellular phones, computer equipment and other electromagnetic frequency emitting devices and products.

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

The Company cannot predict the nature of any future U.S. laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. Although the regulation of electronic equipment and or devices is less restrictive than certain other devices, the Company cannot assure you that the current statutory scheme and regulations applicable to its products will remain less restrictive. Further, the Company cannot assure you that, under existing laws and regulations, or if more stringent statutes are enacted, regulations are promulgated or enforcement policies are adopted, it is or will be in compliance with these existing or new statutes, regulations or enforcement policies without incurring material expenses or adjusting its business strategy. Any laws, regulations, enforcement policies, interpretations or applications applicable to the Company's business could require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling or scientific substantiation. Finally, the Company is not aware of any environmental laws that are applicable to the operation of its business.

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

Employees

At the current time, in addition to our officers, we have 256 employees consisting of both teaching and administrative staff.  Prior to the closing of the Stock Transaction, we had one employee, Al Rahim, who managed the operations of the Company.

Risk Factors

The reader should carefully consider each of the risks described below.  If any of the following risks develop into actual events, our business, financial condition or results of operations could be materially adversely affected and the trading price of our common stock could decline significantly.

Risk Factors of the Company

There is a limited public market for our common stock.

There is currently a limited public market for the common stock. Holders of our common stock may, therefore, have difficulty selling their common stock, should they decide to do so. In addition, there can be no assurances that such markets will continue or that any shares of common stock, which may be purchased, may be sold without incurring a loss. Any such market price of the common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. Further, the market price for the common stock may be volatile depending on a number of factors, including business performance, industry dynamics, and news announcements or changes in general economic conditions.

Our common stock may be deemed penny stock with a limited trading market.

Our common stock is currently listed for trading in the Over-The-Counter Market on the NASD Electronic Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc., which are generally considered to be less efficient markets than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the “penny stock rules” adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade “penny stock” to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade “penny stock” because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the “penny stock rules” for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the “penny stock rules” investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the Over-The-Counter Market, it is more difficult: (i) to obtain accurate quotations; (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

New management’s decision to change the business focus of the Company from the wireless communication technology industry to the education industry could ultimately prove to be unsuccessful, harming our business operations and prospects.

New management has recently changed the Company's business focus from the wireless communication technology industry to the education industry.  Accordingly, a substantial portion of our management’s time will be directed toward the pursuit of identifying and acquiring business opportunities in the education industry.  There can be no assurance that new management will be able to properly manage the direction of the Company or that any ultimate change in the Company's business focus will be successful. If new management fails to properly manage and direct the Company, the Company may be forced to scale back or abandon its existing operations, which will cause the value of our shares to decline.

Our new Chief Executive Officer possesses significant control over our operations based, in part, as our controlling stockholder, and because of this he could choose a plan of action which could devalue our outstanding securities.

Our Chief Executive Officer and Chairman, Yongqi Zhu controls approximately 61% of our outstanding shares of capital stock as of the date hereof.  Accordingly, our executive officer could significantly influence the Company on matters submitted to the stockholders for approval. These matters include the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  This amount of control gives Mr. Zhu virtually limitless ability to determine the future of our Company, and as such, he could unilaterally elect to close the business, change the business plan or make any number of other major business decisions without the approval of other stockholders.  This control may eventually make the value of our shares worthless.

We have not and do not anticipate paying any dividends on our common stock, because of this our securities could face devaluation in the market.

We have paid no dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future.  While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion and for the implementation of our new business plan. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.

We will continue to incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance requirements.

As a public company we incur significant legal, accounting and other expenses under the Sarbanes-Oxley Act of 2002, together with rules implemented by the Securities and Exchange Commission and applicable market regulators.  These rules impose various requirements on public companies, including requiring certain corporate governance practices.  Our management and other personnel will need to devote a substantial amount of time to these new compliance requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly.

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, commencing in 2007, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if our accountants later identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

Our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board’s control over the Company.

Our certificate of incorporation authorizes the issuance of up to 50,000,000 shares of preferred stock, par value $ .001 per share.

The specific terms of the preferred stock have not been determined, including: designations; preferences; conversions rights; cumulative, relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions of the preferred stock.

The Board of Directors is entitled to authorize the issuance of up to 50,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in its sole discretion, with no further authorization by security holders required for the issuance thereof.

The issuance of preferred stock could adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our Company or make removal of management more difficult. As a result, the Board of Directors' ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in, among other things, terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

Risks related to doing business in China

Our business operations take place primarily in China. Because Chinese laws, regulations and policies are continually changing, our Chinese operations will face several risks summarized below.

Limitations on Chinese economic market reforms may discourage foreign investment in Chinese businesses.

The value of investments in Chinese businesses could be adversely affected by political, economic and social uncertainties in China. The economic reforms in China in recent years are regarded by China's central government as a way to introduce economic market forces into China. Given the overriding desire of the central government leadership to maintain stability in China amid rapid social and economic changes in the country, the economic market reforms of recent years could be slowed, or even reversed.

Any change in policy by the Chinese government could adversely affect investments in Chinese businesses.

Changes in policy could result in imposition of restrictions on currency conversion, imports or the source of suppliers, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms for the past two decades, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries, could significantly affect the government's ability to continue with its reform.

We face economic risks in doing business in China.

As a developing nation, China's economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European country in such respects as structure, level of development, capital reinvestment, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinated to the state-owned companies, which are the mainstay of the Chinese economy. However, there can be no assurance that, under some circumstances, the government's pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations.

The Chinese legal and judicial system may negatively impact foreign investors.

In 1982, the National Peoples Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life, will not affect the Chinese government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

The practical effect of the Peoples Republic of China legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate Articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the Peoples Republic of China accounting laws mandate accounting practices, which are not consistent with U.S. Generally Accepted Accounting Principles. China's accounting laws require that an annual "statutory audit" be performed in accordance with Peoples Republic of China accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the Peoples Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designate financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, the Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

Economic Reform Issues

Although the Chinese government owns the majority of productive assets in China, during the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, there are no assurances that:

-	We will be able to capitalize on economic reforms;
-	The Chinese government will continue its pursuit of economic reform policies;
-	The economic policies, even if pursued, will be successful;
-	Economic policies will not be significantly altered from time to time; and
-	Business operations in China will not become subject to the risk of nationalization.

Since 1979, the Chinese government has reformed its economic systems. Because many reforms are unprecedented or experimental, they are expected to be refined and improved. Other political, economic and social factors, such as political changes, changes in the rates of economic growth, unemployment or inflation, or in the disparities in per capita wealth between regions within China, could lead to further readjustment of the reform measures. This refining and readjustment process may negatively affect our operations.

Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included devaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, reducing the purchasing capability of certain of its customers, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

To date, reforms to China's economic system have not adversely impacted our operations and are not expected to adversely impact operations in the foreseeable future; however, there can be no assurance that the reforms to China's economic system will continue or that we will not be adversely affected by changes in China's political, economic, and social conditions and by changes in policies of the Chinese government, such as changes in laws and regulations, measures which may be introduced to control inflation, changes in the rate or method of taxation, imposition of additional restrictions on currency conversion and remittance abroad, and reduction in tariff protection and other import restrictions.

Item 2.

Description of Property.

Presently, our corporate office is located at Anlian Building, Suite #A 1501, Futian District, Shenzhen, China.  The BTS campus, consisting of approximately 96,671.5 square meters, is located at Yue Hu Road, Wu Zhong Qu, Suzhou City, Jiangsu Province, P.R. China 215104 and contains 12 buildings consisting of approximately 50,000 square meters. Both the land and buildings are owned by BTS.

Prior to the closing of the Stock Transaction, we operated out of office space located at 1200 West 73rd Avenue, Suite 1100, Vancouver, BC, Canada, V6P 6G5. The lease covering such space was month-to-month and called for minimum monthly rental payments of $950 per month.

Item 3.

Legal Proceedings.

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

Item 4.

Submission of Matters to a Vote of Security Holders.

In September 2006, our majority shareholder (holding 1,000,000 shares, on a post-Reverse Stock Split adjusted basis (approximately 80%) of the shares of our Common Stock outstanding at such time) consented in writing, without a meeting, to implement the Reverse Stock Split. On or about September 21, 2006, we mailed to our shareholders an information statement on Schedule 14C with respect to such matter and, on October 11, 2006, we implemented the Reverse Stock Split as described above.

In November 2006, our majority shareholder (holding 34,918,000 shares (approximately 61.8% of the shares of our Common Stock outstanding at such time) consented in writing, without a meeting, to change our Company's name from Claremont Technologies Corp. to China Ivy School, Inc.  On or about December 18, 2006, we mailed to our shareholders an information statement on Schedule 14C with respect to such matter, and, on January 8, 2007 (twenty-one days after the mailing), we intend to implement the name change as described above.

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Bulletin Board under the trading symbol "CLMN".  The prices set forth below reflect the quarterly high and low bid price information for shares of our common stock during the Fiscal Year ended September 30, 2006.  These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

2005-2006 Quarter Ended	High Bid Price	Low Bid Price
09/30/2006	$0.009	$0.005
06/30/2006	$0.02	$0.008
03/31/2006	$0.015	$0.008
12/31/2005	$0.025	$0.01

As of December 28, 2006, there were approximately 200 holders of record of our common stock.

Our common stock is covered by an SEC rule that imposes additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors. Established customers are generally institutions with assets in excess of $5,000,000, and accredited investors are individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 jointly with their spouse.  For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and transaction prior to the sale.  Consequently, the rule may affect the ability of broker-dealers to sell our securities, and also may affect the ability of purchasers of our common stock to sell their shares in the secondary market.  It may also cause fewer broker-dealers to be willing to make a market in our common stock, and it may affect the level of news coverage we receive.

We have not declared or paid any cash dividends on our common stock since our inception, and our Board of Directors currently intends to reinvest all earnings for use in the business for the foreseeable future.  Any future payment of dividends will depend upon our results of operations, financial condition, cash requirements and other factors deemed relevant by our Board of Directors.

Item 6.

Management's Discussion and Analysis or Plan of Operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this annual report for the year ended September 30, 2006. This annual report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects", "intends", "may", or "should" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

STATUS OF OPERATIONS

During the fiscal year ending September 30, 2006, the Company was primarily engaged in the development of the businesses of SCT. These initiatives included the hiring and training of key personnel, the development of regional and national distribution partnerships and the establishment of Safe Cell Tab’s professional athlete testimonial program.  The expenses associated with these activities exceeded the revenues, resulting in a net loss from operations for the year ended September 30, 2006, of $370,966.  To finance its operations, during the year ended September 30, 2006, the Company issued 1,000,000 shares of its common stock for proceeds of $550,000.

In March 2005, certain creditors, including former members of the management of the Company, filed an involuntary petition under Chapter 7 of the Bankruptcy Code against the Company. The Company successfully converted the original action into a voluntary action under Chapter 11.  Subsequently, as a result of a settlement between the Company and the creditors, on April 18, 2006, the Bankruptcy Court for the District of Nevada entered an order dismissing the Bankruptcy Action.

Subsequent to the fiscal year ended September 30, 2006, the Company, BIL, BTS, and the shareholders of BIL consummated a Share Exchange Agreement (the “Share Exchange Agreement”) pursuant to which the Company acquired 100% of BIL in a stock transaction valued at approximately USD$27,625,000. Under the Share Exchange Agreement, in exchange for surrendering all their ownership in BIL, the shareholders of BIL received 55,250,000 newly issued shares of the Company’s common stock.

The financial statements of the BTS are not included in this Report because the acquisition occurred after September 30, 2006, and reference is made to the Company’s Report on Form 8-K dated October 12, 2006 for information regarding BTS financial results.  For the immediate future the Company intends to focus its efforts on the activities of BTS, though it may continue to devote a minor portion of its capital to the development of the projects of SCT.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended September 30, 2006, the Company remained in the development stage and did not generate sufficient revenues to from operations to fund the development of its products.  During the year ended September 30, 2006, the Company issued 1,000,000 shares of its common stock for proceeds of $550,000 to fund its operations.  Subsequent to the year ended September 30, 2006, the Company acquired the Blue Tassel School.  The Company anticipates that it will generate sufficient revenues from the Blue Tassel School to fund its operations.  It should be noted, however, that a substantial portion of the revenues of BTS are donations, and there can be no assurance that it will be successful in its efforts to receive thee donations or otherwise operate its business profitably or generate positive cash flow therefrom.  If the Company were to need additional cash to fund operations, it could seek to raise such monies in the form of debt or equity.  There can be no assurance that any such debt or equity would be available to the Company or, if available, the terms thereof.

Recent Accounting and Reporting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended June 30, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement:

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

In December 2004, the FASB issued FASB SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard became effective for our Company on December 15, 2005. As of the date hereof, we have yet to grant any stock options in our securities.  Any options in the Company to be exchanged in the proposed merger will be accounted for under the new standard.

In December 2005 the SEC's advisory committee on small business recommended that the SEC allow most companies with market values of less than $700 million to avoid having their internal controls certified by auditors. The advisory committee recommended that most companies with market capitalizations under $100 million be exempted totally. It further recommended that companies with market capitalizations of $100 million to $700 million not face audits of internal controls. Some companies with large revenues but low market values would still be required to comply with the act. There can be no assurances that these proposals or similar proposals will be adopted.

The FASB also issued FASB Statement No. 154 (SFAS 154) which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. It is not believed that this will have an impact on the Company in the foreseeable future as no accounting changes are anticipated.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Item 7.

Financial Statements.

The financial information required by this item is set forth beginning on page F-1.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On March 10, 2005, pursuant to a resolution of the Board of Directors recommending, approving and directing the action, the Company engaged the accounting firm of Madsen & Associates, CPA's Inc., as its principal accountant to audit its financial statements for the quarter year ended December 31, 2004, and those of is subsidiaries. Madsen & Associates, CPA's Inc. replaced Morgan & Company, which had previously served as the Company's independent accountants. The Company executed the engagement letter with Madsen & Associates, CPA's Inc. on March 21, 2005.

Morgan & Company, the Company's independent accountant prior to March 15, 2005 had not resigned or declined to stand for re-election, the Company's Board of Directors concluded to dismiss them and change to a firm with Salt Lake City offices.

The reports of Morgan & Company on the financial statements for the year ended September 30, 2004, did not include any adverse opinion or disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope or accounting principles.

During the year ended September 30, 2004, and through March 15, 2005, there were no disagreements with Morgan & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

As stated above, there are no reportable events as defined in Regulation S-B Item 304(a)(1)(iv) that Morgan & Company advised the Company of during the period of their engagement.

Item 8A.  Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e).  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, the disclosure controls and procedures of the Company were not effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There were no changes in internal controls over financial reporting that occurred during the fiscal quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information with respect to the current directors and executive officers of the Company.

Name of Individual	Age	Position with the Company
Yongqi Zhu	49	Director, Chief Executive Officer
Qian Gao	25	Director, Secretary
Jian Xue	37	Chief Financial Officer
Yipeng Lu	44	Director
Fugeng Xia	66	Director
Haiming Zhang	44	Director

The business experience of each director and executive officer of the Company is set forth below.

Yongqi Zhu -

Mr. Zhu graduated from Zuzhou University and Beijing University and received an MBA degree at Singapore Nanyang Technological University. He previously worked at several governmental departments of Wuxian, Jiangsu Province as office manager, deputy general manager, general manager and Communist Party secretary. His outstanding performance at each of these positions led to a great deal of appreciation from his colleagues and community. With support from the government and with great enthusiasm for contributing to the education industry, Zhu started Blue Tassel School in 2001. Zhu also served as the manager of Brighter International Limited (“BIL”).

Qian Gao –

Ms. Gao graduated from Foreign Yangzhou University in 2004, majoring in English. In 2003, while a student at Foreign Yangzhou University, Ms. Gao was chosen to continue her studies at Valdosta State University, located at Valdosta, Georgia, U.S.A. She worked at the Project Promotion Bureau of Suzhou Wuzhong Economic Development Zone, as a project manager and served as a vice director of the department from 2004 to 2006. In October 2006, she joined Brighter International Limited (“BIL”).

Jian Xue -

Ms. Xue graduated from Nanjing Institute of Financial, majoring in accounting. Ms. Xue is an experienced accountant and worked at several of China’s renowned accounting companies both as an accountant and as an auditor. Ms. Xue has also worked at Suzhou Governmental Chemical Union as an accounting specialist. From 1998 to 2002, she worked at Suzhou Jiatai Union, an accounting company, and served as office manager and deputy director. Ms. Xue has experience in the fields of administration management and financial management. In 2002, Ms. Xue joined BIL.

Yipeng Lu -

Mr. Lu began his teaching career at High School Affiliated to Nanjing Normal University after graduating from Nanjing Normal University in 1983. In 1989, as a representative of China’s young teachers, Mr. Lu was chosen by China's Education Commission to continue his studies in Japan. During 1995 Mr. Lu served as the principal of the High School Affiliated to Nanjing Normal University. In July 2001 Mr. Lu, as one of the sponsors, joined BTS. Currently he is the principal of BTS; serves as vice-president of the provincial educational association; is a supervisor of post-graduate master students in the Chemistry Department of Nanjing Normal University; and is a visiting professor at Nanjing Xiaozhuang College. Since 1992 Mr. Lu has been recognized as one of Nanjing’s top chemistry teachers and one of the top ten teachers in Nanjing. In 1997 he was recognized as the outstanding education specialist of Jiangsu Province and awarded the gold prize for excellence in education by Hong Kong’s Bonington Education Foundation.

Fugeng Xia -

Mr. Fugeng was chosen as one of China’s top educators in 1989. In 1992 he served as vice-principal of Suzhou No. 10 High School. At the same time, he was the director for the Olympic Mathematics Contests. Mr. Xia educated and coached a large number of students who won the first prize in the national and provincial Olympic Mathematics Contests. Mr. Xia has written more than ten theses which were published by important national level journals. Mr. Xia joined BTS in July of 2001. Currently he is not only the vice-principal of BTS, but also serves as a director of Jiangsu Provincial High School Mathematics Association, as well as being the vice-president of Suzhou High School Mathematics Association. In addition to his educational activities, Mr. Xia has been a standing member of the National People’s Congress, and served as a representative in the tenth session of the Suzhou Municipal People’s Congress.

Haiming Zhang -

Mr. Zhang graduated from Nanjing Normal University in 1983, and began his teaching career at High School Affiliated to Nanjing Normal University in 1992. He was the coach of the International Olympic Physics Contest in Nanjing for 10 years and trained and mentored a large number of students who won the first prize in national and provincial Olympic Physics Contests. Mr. Zhang was the director of the Dean's Office at High School Affiliated to Nanjing Normal University. Mr. Zhang, as one of the sponsors, joined Blue Tassel School in July 2001. Mr. Zhang has written more than ten theses which were published in distinguished national and provincial teaching journals in the fields of management, science and technology education, and physics. He is also recognized as one of Nanjing’s top ten teachers.

Director Compensation

Directors of the Company are not compensated in cash for their services but are reimbursed for out-of-pocket expenses incurred in furtherance of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company’s executive officers, directors and persons who beneficially own more than 10% of Claremont’s common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC.  Executive officers, directors, and greater-than-ten percent holders are required to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of such forms received by it, except as provided below, the Company believes that all filing requirements applicable to its directors, executive officers and beneficial owners of 10% or more of the common stock have been complied with since April 14, 2003, the date that the Company registered on Form 8-A its class of common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

The Company has not yet adopted a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions because, until recently, we have not been an operating company.  The Company expects to prepare a Code of Ethics in the near future.

Audit Committee

Presently we do not have an Audit Committee.  We intend to establish an Audit Committee and such other committees as may be required when sufficient members and resources are available, and at such time the Company’s Board of Directors will establish the Audit Committee.  The Audit Committee will have a designated Audit Committee Financial Expert who will be responsible for reviewing the results and scope of the audit, and other services provided by the independent auditors, and review and evaluate the system of internal controls.  No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish the committees.

Item 10.  Executive Compensation.

The following sets forth the annual and long-term compensation for the fiscal year ended September 30, 2006, paid to the Company's Chief Executive Officer ("CEO") and the Company’s four most highly compensated executive officers, if any, other than the CEO, whose total compensation during fiscal year 2006 exceeded $100,000 and who were serving as executive officers at the end of the 2006 fiscal year (collectively, the “Named Executive Officers”). No director, officer or employee has a contract or commitment to receive annual compensation in excess of $100,000.

EXECUTIVE COMPENSATION IN LAST FISCAL YEAR
					Long Term Compensation
		Annual Compensation			Awards		Payouts
			Non-Cash		Restricted	Options/	LTIP	All
Name & Position	Year	Salary	Bonus	Other	Stock	SARs	Payouts	Other

Gus Rahim	2006	$ 0	None	None	None	None	None	None
Trevor Bentley	2006	$ 9,000	None	None	None	None	None	None
Xu Zuqiang	2006	$ 0	None	None	None	None	None	None

STOCK OPTION GRANTS IN LAST FISCAL YEAR

The following table sets forth stock options granted to the Named Executive Officers as of September 30, 2006.

Number of Options

% of Total Options

Grant

Granted in Fiscal

Granted to Employees

Exercise

Expiration

Value $

Name

Year ended 9/30/06

in Fiscal Year 2006

($/Share)

Date

---------------------------------------------------------------------------------------------------------------------------

None.

OPTION EXERCISES DURING, AND STOCK OPTIONS HELD AT END OF FISCAL 2006

The following table indicates the total number and value of exercisable stock options held by the Named Executives during the 2006 fiscal year.

Value of Unexercised

Number of Unexercised

In-The-Money Options

Options at Fiscal Year End

At Fiscal Year End (1)

Name

Exercisable

Unexercisable

Exercisable

Unexercisable

---------------------------------------------------------------------------------------------------------------------------

None

The Company currently has no formal written salary arrangement with its Chief Executive Officer and, while no specific annual salary or length of employment has been determined, the Company anticipates providing an annual salary not to exceed $100,000 commencing with the successful expansion of business.  The salary will be paid out of revenues, if any, or accrued if sufficient cash is not available to make payments.

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related

Stockholder Matters.

We have 56,500,000 shares of common stock outstanding as of December 28, 2006.  The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 28, 2006 by: (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group.  Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name of Beneficial Owner	Number of Shares	Percent of Outstanding Shares
Yongqi Zhu	34,918,000	61.8%
First Capital Limited	5,525,000	9.78%
Simple (HK) Investment & Management Co. ltd.	4,420,000	7.82%
China US Bridge Capital Limited	3,867,500	6.85%
Shenzhen Shiji Ruicheng Guaranty & Investment Co. Ltd	3,480,750	6.16%
Shenzhen Dingyi Investment Co. Ltd.	3,038,750	5.38%
Qian Gao	0	0%
Jian Xue	0	0%
Yipeng Lu	0	0%
Fugeng Xia	0	0%
Haiming Zhang	0	0%
All Officers & Directors as a Group (6 persons)	34,918,000	61.8%

The address of each of our current officers and directors is Anlian Building, Suite #A 1501, Futian District, Shenzhen, China.

Item 12.  Certain Relationships and Related Transactions.

Pursuant to the Stock Transaction, Zuqiang acquired 750,000 (on a post-Reverse Stock Split adjusted basis) shares of the Company’s Common Stock and 250,000 (on a post-Reverse Stock Split adjusted basis) shares of the Company’s Preferred Stock.  After giving effect to the Stock Transaction, Zuqiang held, on a post-Reverse Stock Split adjusted basis, in addition to two hundred fifty thousand (250,000) shares of the Company’s Preferred Stock, seven hundred fifty thousand (750,000) of the one million (1,000,000) shares of our Common Stock then issued and outstanding, constituting, in the aggregate, 75% of the issued and outstanding shares of Common Stock of the Company (80% after giving effect to the conversion of the Preferred Stock into Common Stock).

Pursuant to the Share Exchange Transaction, Zhu acquired 34,918,000 shares of the Company’s Common Stock.  After giving effect to the Share Exchange Transaction, Zhu is the owner of a total of 34,918,000 shares of the 56,500,000 shares of the Company’s common stock issued and outstanding, constituting, in the aggregate, 61.80% of the issued and outstanding shares of the Company’s common stock.

Item 13. Exhibits.

(A)

Documents Filed as Part of this Report:

(I)

Financial Statements:

Pages
Claremont Technologies Corp. Audited Financial Statements and Notes
A.	Report of Independent Registered Public Accounting Firm	F-1
B.	Balance Sheets	F-2
C.	Statements of Operations	F-3
D.	Statements of Changes in Stockholders’ Equity	F-4
E.	Statements of Cash Flows	F-5
F.	Notes to Financial Statements	F-6-10

(II)

Exhibits

Exhibit Nos.	Description of Exhibit
2.1	Share Exchange Agreement, dated as of August 23, 2003, between the Company and SCT (incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K report, filed September 3, 2003).
2.2	Amended Share Exchange Agreement, dated as of March 12, 2004, between the Company and SCT (incorporated herein by reference to Exhibit 2.1 of the Company’s Form 8-K report, filed March 26, 2004).
2.3	Stock Purchase Agreement, dated as of June 1, 2006, by and between the Company and Zuqiang (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K report, filed June 12, 2006).
2.4

Amendment to Stock Purchase Agreement, dated as of August 24, 2006, by and between the Company and Zuqiang (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K report, filed August 29, 2006).

2.5

Share Exchange Agreement, dated as of October 12, 2006, among the Company, BIl, BTS and the BIL Shareholders Stock Purchase Agreement, dated as of June 1, 2006, by and between the Company and Zuqiang (incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K report, filed October 13, 2006).

3.1.1	Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2, filed January 26, 2001).
3.1.2	Certificate of Correction of Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 of the Company’s Form 8-K report, filed August 29, 2006).
3.2	By-Laws and Amended By-Laws of the Company (incorporated herein by reference to Exhibit 3.2 of Company’s Registration Statement on Form SB-2, filed January 26, 2001).
4.1	Certificate of Designation (incorporated herein by reference to Exhibit 3.2 of the Company’s Form 8-K report, filed August 29, 2006).
10.1

Mutual Release, Settlement and Indemnification Agreement among the Company, Trevor Bentley and Lorne Chomos (incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K report, filed August 29, 2006).

31.1*	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act.
31.2*	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Numbers with (*) indicate exhibits that are filed herewith.

Item 14.  Principal Accountant Fees and Services.

For fiscal year 2006 and fiscal year 2005, the aggregate fees billed by Madsen & Associates, CPA’s Inc., our principal independent accounting firm, for professional services were as follows:

Fiscal Year Ended
	September 30, 2006	September 30, 2005
Audit Fees	$5,000	$5,000
Audit-Related Fees	None	None
Tax Fees	None	None
All Other Fees	None	None

As of September 30, 2006, we did not have a formal documented pre-approval policy for the fees of our principal accounting firm.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLAREMONT TECHNOLOGIES CORP.

Date: December 30, 2006

By:  /s/ Yongqi Zhu

Yongqi Zhu

Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Date

/s/ Yongqi Zhu

December 30, 2006

Yongqi Zhu

Chief Executive Officer

/s/ Jian Xue

December 30, 2006

Jian Xue

Chief Financial Officer

(Principal Financial and Accounting Officer)

/s/ Yongqi Zhu

December 30, 2006

Yongqi Zhu

Director

/s/ Qian Gao

December 30, 2006

Qian Gao

Director

/s/ Yipeng Lu

December 30, 2006

Yipeng Lu

Director

/s/ Fugeng Xi

December 30, 2006

Fugeng Xia

Director

/s/ Haiming Zhang

December 30, 2006

Haiming Zhang

Director

MADSEN & ASSOCIATES. CPA’s INC.                                        684 East Vine St.   #3

Certified Public Accountants and Business Consultants                  Murray, Utah 84107

                                                                                                             Telephone 801-268-2632

                                                                                                             Fax.801-262-3978

Board of Directors

Claremont Technologies Corp. and Subsidiary

Shenzhen, China

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying consolidated balance  sheets of Claremont Technologies Corp. and Subsidiary (development stage company) at September 30, 2006, and the related statement’s of operations, stockholders' equity, and cash flows for the years ended September 30, 2006 and 2005  and the period September 14, 1999 (date of inception) to September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of  Claremont Technologies Corp. and Subsidiary at September 30, 2006,  and the results of  operations, and  cash flows for the years ended September 30, 2006 and 2005  and the period   September 14, 1999 (date of inception) to September 30, 2006  in conformity with accounting principles generally accepted in the United States of America.

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

Murray, Utah                                               /s/ Madsen & Associates, CPA’s Inc.

December 27, 2006

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY (Development Stage Company) CONSOLIDATED BALANCE SHEETS September 30, 2006

ASSETS
CURRENT ASSETS

Cash	$471
Inventory - for resale	12,804

Total Current Assets	$13,275

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Accounts payable - related parties	$177,895

Total Current Liabilities	177,895

STOCKHOLDERS' DEFICIENCY

Preferred stock
50,000,000 shares authorized at $.001 par value;
none outstanding	-
Common stock
100,000,000 shares authorized at $.001 par value;
1,250,001 shares issued and outstanding	1,250
Capital in excess of par value	1,238,658
Accumulated deficit during development stage	(1,404,528)

Total Stockholders' Deficiency	(164,620)
$13,275

The accompanying notes are an integral part of these financial statements

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY

(Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

For the Years Ended September 30, 2006 and 2005 and the period   September 14, 1999 (date of inception) to September 30, 2006

	Sept 30,	Sept 30,	Sept 14, 1999
	2006	2005	to Sept 30, 2006

REVENUES	$5,865	$14,071	$65,450

EXPENSES

Amortization of web site	-	5,626	12,478
Administrative	376,831	100,314	849,798
	376,831	105,940	862,276

NET LOSS - from operations	(370,966)	(91,869)	(796,826)

OTHER INCOME AND EXPENSE

Gain from settlement of debt	110,597	-	110,597
Good will expensed	-	-	(684,992)
Interest expense	-	-	(33,307)

NET LOSS	$(260,369)	$(91,869)	$(1,404,528)

NET LOSS PER COMMON
SHARE
Basic and diluted	$(.21)	$(.37)

AVERAGE OUTSTANDING
SHARES
Basic (stated in 1,000's)	1,250	250

The accompanying notes are an integral part of these financial statements

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY

( Development Stage Company)

STATEMENT OF CHANGES  IN STOCKHOLDERS' EQUITY - (deficiency)

For the Period September 14, 1999 (Date of Inception)

to September  30, 2006

			Capital in
	Common Stock		Excess of	Accumulated
	Shares	Amount	Par Value	Deficit
Balance September 14, 1999	-	$-	$-	$-

Issuance of common stock for cash
- August 2, 2000	64,000	64	1,936	-
Issuance of common stock for cash
- August 31, 2000	96,000	96	29,904	-
Issuance of common stock for cash
- September 26, 2000	3,200	3	19,997	-
Net operating loss for the year ended
September 30, 2000	-	-	-	(28,687)
Net operating loss for the year ended
September 30, 2001	-	-	-	(43,597)
Net operating loss for the year ended
September 30, 2002	-	-	-	(67,767)
Net operating loss for the year ended
September 30, 2003	-	-	-	(47,157)
Issuance of common stock for all stock
of Safe Cell Tab Inc. - March 31, 2004	86,801	87	637,821	-
Net operating loss for the year ended
September 30, 2004	-	-	-	(865,082)
Net operating loss for the year ended
September 30, 2005	-	-	-	(91,869)

Balance September 30, 2005	250,001	250	689,658	(1,144,159)

Issuance of common stock for cash
- June 2006	1,000,000	1,000	549,000	-
Net operating loss for the year
ended September 30, 2006	-	-	-	(260,369)

Balance September 30, 2006	1,250,001	$1,250	$1,238,658	$(1,404,528)

The accompanying notes are an integral part of these financial statements.

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY

(Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

For the Years Ended September 30, 2006  and 2005 and the Period

 September  14, 1999 (date of inception ) to September 30, 2006

	Sept 30,	Sept 30,	Sept 14, 1999
	2006	2005	to Sept 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(260,369)	$(91,869)	$(1,404,528)

Adjustments to reconcile net loss to
net cash provided by operating
activities

Goodwill expensed	-	-	684,992
Amortization	-	5,626	12,478
Changes in inventory	583	(13,387)	(12,804)
Changes in accounts payable	(289,966)	99,408	130,811

Net Changes in Cash from Operations	(549,752)	(222)	(589,051)

CASH FLOWS FROM INVESTING ACTIVITIES
Web site costs	-	-	(12,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock`	550,000	-	602,000

Net Increase (Decrease) in Cash	248	(222)	471

Cash at Beginning of Period	223	445	-

Cash at End of Period	$471	$223	$471

OTHER DISCLOSURES

Interest expense	-	-	33,307

The accompanying notes are an integral part of these financial statements.

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

______________________________________________________________________________

1.  ORGANIZATION

The Company was incorporated on September 14, 1999 under the laws of the State of Nevada with 25,000,000 common shares with a par value of $.001.  On September 5, 2006 the authorized common shares was increased to 100,000,000 and preferred shares of 50,000,000 was added with a par value of $.001.  The terms of the preferred shares have not been determined.

The Company is a development stage company and has been developing an internet computer software program known as “Clear Switch”.  The “Clear Switch” computer software program was being designed to automate the process of submission of a internet web page information to major internet search engines and consulting services relating to the installation, maintenance and upgrades of wireless computer systems, however, these activities were discontinued   due to insufficient funding.

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

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2006

______________________________________________________________________________

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

On September 30, 2006, the Company had a net operating loss carry forward of $1,404,528. The use of the income tax benefit from the loss carry forward is doubtful because there has been a substantial change in stockholders.

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

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2006

______________________________________________________________________________

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

3.  CAPITAL STOCK

During the year ended September 30, 2006 the Company issued 1,000,000 post split common shares, in a private placement, for $550,000.  On October 11, 2006 the Company completed a reverse common stock split of 100 outstanding shares for one share.  This report has been prepared showing post split shares from inception.

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2006

______________________________________________________________________________

4.  ACQUISITION OF SAFE CELL TAB INC.

On August 22, 2003,  and amended on March 31, 2004,  the Company (parent) acquired all of the outstanding shares of Safe Cell Tab Inc. (subsidiary) by issuing 86,801 post split common shares of the parent.

Safe Cell Tab Inc. was organized in British Columbia, Canada during 1989.

The transaction was accounted for as a purchase which resulted in good will.  The Company’s consolidated financial statements include the operations of the subsidiary for the period beginning after the date of acquisition.

The company uses the discounted cash flows approach to value good will for impairment and therefor the good will was expensed.

5.  BANKRUPTCY

On March 25th, 2005 two of the Company’s note holders filed an involuntary petition of bankruptcy against the Company under Chapter 11 of the United States Code. They were subsequently joined by two other note holders.  The Company answered and denied various allegations of the Petition.  The parties conducted extensive discovery and on June 7, 2005 a hearing was held in the United States Bankruptcy Court for the District of Nevada, and the parties announced that they were working towards a tentative settlement which would result in a restructuring of the Company’s liabilities.   Four petitioning creditors submitted a motion to convert the pending Chapter 11 to a liquidating Chapter 7, however, the court dismissed the petition for bankruptcy on April 18, 2006. Since the dismissal a large part of the liabilities have been paid or settled.

6.  SIGNIFICANT TRANSACTIONS WITH RELATED PARTIES

Officer-directors and other controlling parties have acquired 80% of the outstanding common stock and former manager have made demand, no interest, loans to the Company of $177,895 and have received management fees of $110,597.

7.  GOING CONCERN

The Company does not have the necessary working capital to service its debt and for its planned activity, which raises substantial doubt about its ability to continue as a going concern.

CLAREMONT TECHNOLOGIES CORP AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS (Continued)

September 30, 2006

______________________________________________________________________________

Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional loans from officers, if needed, and equity funding which will provide sufficient working capital necessary to conduct operations for the coming year.

SUBSEQUENT EVENT

On October 12, 2006 the Company and the shareholders of Brighter International Limited , a Nevada Corporation,  entered into a Share Exchange Agreement in which the Company  acquired 100% of BIL’s outstanding common stock.  Under the Share Exchange Agreement the shareholders of BIL received 55,250,000 newly issued common shares of the company.  The acquisition was accounted for as a reverse acquisition under the purchase method of accounting.

A form 8-K was filed on October 12, 2006 reporting the transaction which included pro-forma financial statements.