Form 10KSB
period 2006-12-31
CHINA IVY SCHOOL, INC.
filed 2007-03-30
CIK 1130128

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2006

☐

Transition Report under Section 13 of 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to __________

Commission file number: 000-50240

CHINA IVY SCHOOL INC.

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

The issuer's revenues for its most recent fiscal year were $5,564,409.

As of March 26, 2007, the aggregate market value of the issuer’s common equity held by non-affiliates was $23,923,800, based on the closing price of $0.90 per share for its common stock on the OTC Bulletin Board on March 26, 2007.  As of March 26, 2007, 61,500,000 shares of the issuer’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one): Yes   ☐  No   ☒

PART I

Cautionary Notice Regarding Forward Looking Statements

China Ivy School Inc. (referred to herein as “we” or the “Company”) desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  This report contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, future results and events and financial performance.  All statements made in this annual report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements.  In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” “will,” variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking.  These forward-looking statements are subject to certain risks and uncertainties, including those discussed below.  Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements.  We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

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

On September 5, 2006, the Company’s Board of Directors and the then holder of a majority of the Company’s then outstanding Common Stock approved the implementation of a one-for-one-hundred (1-for-100) reverse stock split (the “Reverse Stock Split”) of the outstanding shares of the Company’s Common Stock.  The Reverse Stock Split became effective on October 11, 2006, whereby each 100 shares of the Company's issued and outstanding Common Stock was automatically combined into and became one share of Common Stock, thereby reducing the 125,000,000 of shares of Common Stock which were outstanding on a fully diluted basis immediately prior to the effectiveness of the Reverse Stock Split (which consisted of (i) 100,000,000 shares of Common Stock and (ii) 25,000,000 shares of Common Stock automatically issuable upon effectiveness of the Reverse Stock Split in respect of the 25,000,000 shares of Preferred Stock then outstanding) to approximately 1,250,000 shares of Common Stock.

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

As a result of the Share Exchange Transaction, a change of control of the Company occurred as of the Effective Date.  Prior to the Effective Date, the controlling shareholder of Company was Zuqiang, who held approximately 80% of the then issued and outstanding shares of Common Stock of the Company.  As of the Effective Date, the BIL Shareholders became the controlling shareholders of the Company, owning in the aggregate 98% of the issued and outstanding shares of Common Stock of the Company as of the Effective Date.  Yongqi Zhu (“Zhu”), the Company’s present Chairman and Chief Executive Officer acquired 34,918,000 shares of the Common Stock of the Company.  After giving effect to the Share Exchange Transaction, Zhu held 56.7% of the then-issued and outstanding shares of the Common Stock of the Company.

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

SAFE CELL TAB, INC.

The Safe Cell Tab is a small, thin, oval shaped device designed specifically to help protect the users of cell phones, cordless phones, laptops, microwaves and other hand-held devices such as palm pilots, from the potentially harmful and damaging effects of electromagnetic radiation (electromagnetic frequencies or "EMF") which is emitted from electrical devices.  The Safe Cell Tab is designed to adhere to the back of a cell phone or other electronic device, where its conductive fibrous material, called 'Shieldron', absorbs certain of these EMF waves. The manufacturer of the Safe Cell Tab states that the product is designed to reduce the biological effects of long term exposure to EMF.

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

As of the fiscal year end December 31, 2006, we do not legally own, or have rights to, any patents or trademarks. However, we possess a master distributor Wi-Fi License from Milae Electronics to sell its patented Safe Cell Tab.

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

Item 2.

Description of Property.

Presently, our corporate office is located at Anlian Building, Suite #A 1501, Futian District, Shenzhen, China.  The BTS campus, consisting of approximately 96,671.5 square meters, is located at Yue Hu Road, Wu Zhong Qu, Suzhou City, Jiangsu Province, P.R. China 215104 and contains 12 buildings consisting of approximately 50,000 square meters. Both the land and buildings are leased by BTS from Suzhou Ming Long Industry Ltd, a former shareholder of BTS.  The monthly rental payments for the BTS campus are approximately $2,515.

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

In November 2006, our majority shareholder (holding 34,918,000 shares (approximately 61.8% of the shares of our Common Stock outstanding at such time) consented in writing, without a meeting, to change our Company's name from Claremont Technologies Corp. to China Ivy School, Inc.  On or about December 18, 2006, we mailed to our shareholders an information statement on Schedule 14C with respect to such matter, and, on January 8, 2007 (twenty-one days after the mailing), we changed our name as described above.

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Since January 9, 2007, our  common stock has been quoted on the OTC Bulletin Board under the trading symbol "CIVY".  The prices set forth below reflect the quarterly high and low bid price information for shares of our common stock during the Fiscal Year ended December 31, 2006.  These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

2005-2006 Quarter Ended	High Bid Price	Low Bid Price
12/31/2006	$2.00	$0.25
09/30/2006	$0.90	$0.50
06/30/2006	$2.00	$0.80
03/31/2006	$1.50	$0.80

As of March 26, 2007, there were approximately 36 holders of record of our common stock.

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

Item 6.

Management's Discussion and Analysis or Plan of Operations.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

The following management discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this annual report for the year ended December 31, 2006.   The discussion of results, causes and trends should not be construed to imply any conclusion that such results or trends will necessarily continue in the future. This annual report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects", "intends", "may", or "should" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

OVERVIEW AND STATUS OF OPERATIONS

The Company was incorporated on September 14, 1999 under the laws of the State of Nevada.  The Company acquired a wholly owned subsidiary SCT on August 22, 2003.  SCT was incorporated on May 9, 1996 under laws of the Province of British Columbia, Canada.  BIL, an education investment enterprise, was incorporated under the laws of the State of Nevada on June 1, 2006. BTS was established in 2001 under the laws of the Peoples’ Republic of China. BIL owns 100% of the outstanding shares of BTS.

During the fiscal year ending December 31, 2006, the Company was primarily engaged in the development of the businesses of SCT. These initiatives included the hiring and training of key personnel, the development of regional and national distribution partnerships and the establishment of SCT’s professional athlete testimonial program.  To finance its operations, during the year ended December 31, 2006, the Company issued 1,000,000 shares of its common stock for proceeds of $550,000.

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

On October 12, 2006, the Company, BIL, BTS, and the shareholders of BIL consummated a Share Exchange Agreement (the “Share Exchange Agreement”) pursuant to which the Company acquired 100% of BIL in a stock transaction valued at approximately USD$27,625,000. Under the Share Exchange Agreement, in exchange for surrendering all their ownership in BIL, the shareholders of BIL received 55,250,000 newly issued shares of the Company’s common stock.  The acquisition was accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, the transaction was treated as a merger of the Company and BIL and has been recorded as a recapitalization of BIL, with BIL being treated as the continuing entity, and as a result, the historical financial statements of BIL became the historical financial statements of the Company. For the immediate future the Company intends to focus its efforts on the activities of BTS, though it may continue to devote a minor portion of its capital to the development of the projects of SCT.

RESULTS OF OPERATIONS

The following table presents the statement of operations for the year ended December 31, 2006 as compared to the comparable period of the year ended December 31, 2005. The discussion following the table is based on these results.

	2006	2005

Net Revenue	$5,564,409	$5,252,757

Operating Expenses
Depreciation	342,570	283,700
Consulting expense	3,250,000	-
General and administrative expenses	1,957,730	1,990,808
Total operating expenses	5,550,300	2,274,508

Income from operations	14,109	2,978,249

Other (Income) Expense
Interest income	(55,231)	(8,329)
Miscellaneous (income) expense	(189,825)	1,633
Interest expense	794,439	580,191
Total Other Income	549,383	573,495

Net income	$(535,274)	$2,404,754

Net revenue

Net revenue for the year ended December 31, 2006 totaled $5,564,409 compared to $5,252,757 for the year ended December 31, 2005, an increase of $311,652, or approximately 5.93%. The increase was due to increased enrollment in 2006 as compared to 2005.

Operating Expenses

Consulting expenses and general and administrative expenses for the year ended December 31, 2006 totaled $5,550,300 or approximately 99.7% of net revenue, compared $2,274,508 or approximately 43.3% of net revenue for the year ended December 31, 2005. The increase in operating expense of $3,275,792 or approximately 144% was due to consulting fees of $3,250,000 for  market research, strategic planning and to identify investment bankers. The company issued 5,000,000 shares of the common stock in January 2007 as a payment for consulting fees. The consulting fees accounted for 58% of total operating expenses in 2006.  Unless we will have future acquisitions, we expect the operating expenses to be much lower in the year ending December 31, 2007.

Income from Operations

Income from operations for the year ended December 31, 2006 was $14,109 as compared to income from operations of $2,978,249 for the year ended December 31, 2005, a decrease in income of $2,964,140. The decrease was due to the increased operating expenses that was incurred.

Other (Income) Expense

Miscellaneous income for the year ended December 31, 2006 totaled $189,825 as compared to $1,633 of expense for the year ended December 31, 2005, an increase of $191,458 or approximately 11,724%.  The increase in miscellaneous income was mainly due to the collection of receivable that was reserved as allowances on the books in prior years.

Interest expense for the year ended December 31, 2006 totaled $794,439 compared to $580,191 for the year ended December 31, 2005, an increase of $214,248 or approximately 37%. The increase was due to additional loans that were obtained to repay loans and interest that was due during the year ended December 31, 2005.

Net Income (loss)

Our net loss was $535,274 for the year ended December 31, 2006 compared to net income of $2,404,754 for the same period in 2005, a decrease in income of $2,940,028. The increased loss was due to the increase in operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $2,312,358 at December 31, 2006 and current assets totaled $20,212,051 at December 31, 2006. The Company's total current liabilities were $16,547,285 at December 31, 2006. Working capital at December 31, 2006 was $3,664,766. Net cash provided by operations for the year ended December 31, 2006 was $5,517,388, as compared to net cash provided by operations of $2,496,645 during the same period in 2005. The increase in net cash provided by operating activities was a result of the decrease in receivables and increase in accounts payable.

The Company has generally used short-term financing arrangements with several commercial banks in China in order to meet its operations and liquidity needs. As of December 31, 2006, the total outstanding principal amount of the loans was $15,384,000, and such loans were secured by cash collateral in the form of a certificate of deposit. We believe that all of the applicable interest rates applicable to the loans are consistent with prevailing interest rates in the lending industry.

Net cash used in investing activities totaled $6,482,920 for the year ended December 31, 2006, compared with $10,691,850 that used for the same period in 2005. The net cash change was $7,273 and $2,216,152 for the year ended December 31, 2006 and 2005, respectively.

Prior to October 12, 2006, the Company was in the development stage and did not generate sufficient revenues to from operations to fund the development of its products.  During the year ended December 31, 2006, the Company issued 1,000,000 shares of its common stock for proceeds of $550,000 to fund its operations.  On October 12, 2006, the Company acquired the BTS.  The Company anticipates that it will generate sufficient revenues from the BTS to fund its operations.  It should be noted, however, that a substantial portion of the revenues of BTS are donations, and there can be no assurance that it will be successful in its efforts to receive these donations or otherwise operate its business profitably or generate positive cash flow therefrom.  If the Company were to need additional cash to fund operations, it could seek to raise such monies in the form of debt or equity.  There can be no assurance that any such debt or equity would be available to the Company or, if available, the terms thereof.

Working Capital Requirements

Historically operations, short term financing and the sale of our company stock have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from sales. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

OFF-BALANCE SHEET ARRANGEMENTS

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company's future reported financial position or results of operations.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB No. 140” (SFAS 156”).  SFAS 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in specified situations, such servicing assets or liabilities would be initially measured at fair value, if practicable and subsequently measured at amortized value or fair value based upon an election of the reporting entity.  SFAS 156 also specifies certain financial statement presentation and disclosures in connection with servicing assets and liabilities.  SFAS 156 is effective for fiscal years beginning after September 15, 2006 and may be adopted earlier but only if the adoption is in the first quarter of the fiscal year.  The Company does not expect the adoption of SFAS No. 156 to have a material impact on its financial condition or results of its consolidated operations.

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions.  Under the standard, fair value measurements would be separately disclosed by level within the fair hierarchy.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted.  The Company does not expect the adoption of SFAS No. 157 to have a material impact on its financial condition or results of its consolidated operations.

In September 2006, SFAS 158, “Employers’ Accounting for Defined Benefit Pensions and Other Post-Retirement Plans” (“SFAS 158”), was issued by the Financial Accounting Standards Board (“FASB”) and is effective for financial statements for fiscal years ending after December 15, 2006.  SFAS 158 improves financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize the changes in that funded status in the year in which the changes occurred through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement or financial position, with limited exceptions.  We anticipate that SFAS 158 will not have a material impact on our financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment.  SAB No. 108 is effective for out 2006 annual financial statements.  We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our consolidated financial statements.  The adoption of SAB No. 108 is not expected to have a material impact on the consolidated financial statements.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  FIN 48 also provides guidance on de-recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition.  In addition, FIN 48 clearly scopes out income taxes from Financial Accounting Standards Board Statement No. 5, Accounting for Contingencies. FIN 48 is effective for fiscal years beginning after December 15, 2006.  The Company anticipates adopting FIN 48 in the fiscal year starting January 1, 2007 and cannot reasonably estimate the impact of this interpretation at this time.

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

Critical Accounting Policies

Our significant accounting policies are more fully described in Note B to the audited financial statements included with this Annual Report.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

We have identified the policies below as critical to our business operations and the understanding of our financial statements.

Foreign currency transactions and comprehensive income (loss)

As of December 31, 2006 and 2005, the accounts of Brighter International and Safe Cell were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY) and Canadian Dollars (CAD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity. .

During the years ended December 31, 2006 and 2005, the transactions of Brighter International and Safe Cell were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) and Canadian Dollars (CAD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Revenue Recognition

The revenues of the Company’s are tuition fees, accommodation fees and donation fees. Tuition fees and accommodation fees are collected in advance. Tuition fee is recognized as revenue proportionately as the instructions are delivered, and are reported net of scholarships and tuition refunds. Accommodation fee is recognized as revenue in proportion to semester progressed through the end of the reporting period.  Tuition and accommodation fees paid in advance are recorded as deferred revenue. Donation is collected and recognized as revenue upon receipt of the donation.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions (“FSPs”) as of December 31, 2006 and will recognize stock-based compensation expense using the modified prospective method.   As of December 31, 2006, the Company has not issued any stock options or warrants.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  Blue Tassel is governed by the Income Tax Laws of the PRC. Pursuant to the PRC relevant laws & regulations and tax law, the Company is exempt from income tax.

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

On January 8, 2007, the Company appointed the firm of Kabani & Company, Inc. (“New Auditor”) as the Company's independent auditor and, as of such date, dismissed the firm of Madsen & Associates, CPA’s Inc. (“Former Auditor”), which had been serving as the Company’s independent auditor up to such date. The reports of the Former Auditor on the Company’s financial statements for the fiscal years ended September 30, 2005 and September 30, 2006 did not contain an adverse opinion, a disclaimer of opinion or any qualifications or modifications related to uncertainty, limitation of audit scope or application of accounting principles, except that such reports of the Former Auditor expressed “substantial doubt about the Company’s ability to continue as a going concern” and state that “The financial statements do not include any adjustments that might result from the outcome of this uncertainty”.  From the inception of the Former Auditor’s service to January 8, 2007, the Company did not have any disagreements (within the meaning of Instruction 4 of Item 304 of Regulation S-K) with the Former Auditor as to any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure and there have been no reportable events (as defined in Item 304 of Regulation S-K).

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

At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2006, the disclosure controls and procedures of the Company were not effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

There were no changes in internal controls over financial reporting that occurred during the fiscal year ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Fugeng Xia -

Mr. Xia was chosen as one of China’s top educators in 1989. In 1992 he served as vice-principal of Suzhou No. 10 High School. At the same time, he was the director for the Olympic Mathematics Contests. Mr. Xia educated and coached a large number of students who won the first prize in the national and provincial Olympic Mathematics Contests. Mr. Xia has written more than ten theses which were published by important national level journals. Mr. Xia joined BTS in July of 2001. Currently he is not only the vice-principal of BTS, but also serves as a director of Jiangsu Provincial High School Mathematics Association, as well as being the vice-president of Suzhou High School Mathematics Association. In addition to his educational activities, Mr. Xia has been a standing member of the National People’s Congress, and served as a representative in the tenth session of the Suzhou Municipal People’s Congress.

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

INDEMNIFICATION OF DIRECTORS

The Company's Certificate of Incorporation eliminates the liability of a director of the Company for monetary damages for breach of duty as a director, subject to certain exceptions.  In addition, the Certificate of Incorporation provides for the Company to indemnify, under certain conditions, directors, officers, employees and agents of the Company against all expenses, liabilities and losses reasonably incurred by such persons in connection therewith.  The foregoing provisions may reduce the likelihood of derivative litigation against directors and may discourage or deter stockholders or management from suing directors for breaches of their duty of care, even though such an action, if successful, might otherwise benefit the Company and its stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company’s executive officers, directors and persons who beneficially own more than 10% of China Ivy’s common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC.  Executive officers, directors, and greater-than-ten percent holders are required to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of such forms received by it, except as provided below, the Company believes that all filing requirements applicable to its directors, executive officers and beneficial owners of 10% or more of the common stock have been complied with since April 14, 2003, the date that the Company registered on Form 8-A its class of common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended.

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

Item 10.  Executive Compensation.

The following sets forth the annual and long-term compensation for the fiscal year ended December 31, 2006 and 2005, paid to the Company's Chief Executive Officer ("CEO") and the Company’s four most highly compensated executive officers, if any, other than the CEO, whose total compensation during fiscal year 2006 exceeded $100,000 and who were serving as executive officers at the end of the 2006 fiscal year (collectively, the “Named Executive Officers”). No director, officer or employee has a contract or commitment to receive annual compensation in excess of $100,000.

Exhibit A

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Yongqi Zhu, CEO	2006	None None	None None	None None	None None	None None	None None	None None	None None
	2005
Jian Xue, CFO	2006	None None	None None	None None	None None	None None	None None	None None	None None
	2005
Qian Gao, Secretary	2006	None None	None None	None None	None None	None None	None None	None None	None None
	2005
Xu Zuqiang, Former CEO	2006	None None	None None	None None	None None	None None	None None	None None	None None
	2005
Trevor Bentley, Former	2006	9.000 None	None None	None None	None None	None None	None None	None None	9,000 None
	2005
Gus Rahim, Former CEO	2006	None None	None None	None None	None None	None None	None None	None None	None None
	2005

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

Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Yongqi Zhu, CEO	None	None	None	None	None	None	None	None	None
Jian Xue, CFO	None	None	None	None	None	None	None	None	None
Qian Gao, Secretary	None	None	None	None	None	None	None	None	None
Xu Zuqiang, Former CEO	None	None	None	None	None	None	None	None	None
Trevor Bentley, Former CEO	None	None	None	None	None	None	None	None	None
Gus Rahim, Former CEO	None	None	None	None	None	None	None	None	None

Item 11.

Security Ownership of Certain Beneficial Owners and Management and RelatedStockholder Matters.

We have 61,500,000 shares of common stock outstanding as of March 26, 2007.  The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 26, 2007 by: (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group.  Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name of Beneficial Owner	Number of Shares	Percent of Outstanding Shares
Yongqi Zhu	23,673,000	38.49%
Ming Long Industry Asia Company Limited	6,700,000	10.89%
First Capital Limited	5,525,000	8.98%
Simple (HK) Investment & Management Co. ltd.	4,420,000	7.18%
China US Bridge Capital Limited	3,867,500	6.28%
Shenzhen Shiji Ruicheng Guaranty & Investment Co. Ltd	3,480,750	5.66%
Shenzhen Dingyi Investment Co. Ltd.	3,038,750	4.94%
Yipeng Lu	3,030,000	4.93%
Haiming Zhang	1,515,000	2.46%
Qian Gao	0	0%
Jian Xue	0	0%
Fugeng Xia	0	0%
All Officers & Directors as a Group (6 persons)	28,218,000	45.88%

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

Pursuant to the Share Exchange Transaction, Zhu acquired 34,918,000 shares of the Company’s Common Stock.  After giving effect to the Share Exchange Transaction, Zhu held a total of 34,918,000 shares of the 56,500,000 shares of the Company’s common stock then issued and outstanding, constituting, in the aggregate, 56.7% of the issued and outstanding shares of the Company’s common stock.

The Company leases the BTS campus (the buildings thereon) from Suzhou Ming Long Industry Ltd. (“Ming Long Ltd.”), a former shareholder of BTS. The term of the lease agreement expires on August 31, 2014. The rent which the Company pays to Ming Long Ltd. is based on the Suzhou rental market.  The annual rental payments were $30,185 and $29,760 for the years ended December 31, 2006 and 2005, respectively.  Zhu, our Chairman and Chief Executive Officer, is the controlling shareholder, as well as an executive officer, of Ming Long Ltd.

During the fiscal year ended December 31, 2006, the BTS campus (both the land and buildings thereon), which had previously been lent to BTS by Ming Long Ltd. with the intention of transferring title from Ming Long Ltd. to BTS, as such, the BTS campus was treated as fixed asset of BTS, and therefore, BTS made certain payments to Ming Long Ltd. for the right to use the BTS campus and offset the payment of due upon the transfer of title of the BTS campus to BTS, reverted to a fixed asset of Ming Long Ltd. since the transfer of title never occurred.  The payments previously made to Ming Long Ltd. by BTS are currently being repaid to BTS by Ming Long Ltd., and $17,457,966 is currently outstanding.

During the fiscal year ended December 31, 2006, BTS, our subsidiary, advanced to Suzhou Blue Tassel Training Institute (“Suzhou”), a company organized under the laws of China, and a subsidiary of Ming Long Ltd., approximately $34,101.  On January 26, 2007, Suzhou repaid balance on this loan in full.

Item 13. Exhibits.

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

Item 14.  Principal Accountant Fees and Services.

For fiscal year 2006 and fiscal year 2005, the aggregate fees billed by Madsen & Associates, CPA’s Inc., our principal independent accounting firm, for professional services were as follows:

Fiscal Year Ended
	December 31, 2006	December 31, 2005
Audit Fees	$5,000	$5,000
Audit-Related Fees	None	None
Tax Fees	None	None
All Other Fees	None	None

From the time of their appointment to the date of filing herein, the aggregate fees billed by Kabani & Company, Inc. for professional services were as follows:

Fiscal Year Ended
	December 31, 2006	December 31, 2005
Audit Fees	$32,500	None
Audit-Related Fees	None	None
Tax Fees	None	None
All Other Fees	None	None

As of December 31, 2006, we did not have a formal documented pre-approval policy for the fees of our principal accounting firm.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA IVY SCHOOL INC.

Date: March 28, 2007

By:  /s/ Yongqi Zhu

Yongqi Zhu

Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature

Date

/s/ Yongqi Zhu

March 28, 2007

Yongqi Zhu

Chief Executive Officer

/s/ Jian Xue

March 28, 2007

Jian Xue

Chief Financial Officer

(Principal Financial and Accounting Officer)

/s/ Yongqi Zhu

March 28, 2007

Yongqi Zhu

Director

/s/ Qian Gao

March 28, 2007

Qian Gao

Director

/s/ Yipeng Lu

March 28, 2007

Yipeng Lu

Director

/s/ Fugeng Xi

March 28, 2007

Fugeng Xia

Director

/s/ Haiming Zhang

March 28, 2007

Haiming Zhang

Director

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheet as of December 31, 2006	F-3

Consolidated Statements of Operations	F-4
for the years ended December 31, 2006 and 2005

Consolidated Statements of Cash Flow	F-5
for the years ended December 31, 2006 and 2005

Consolidated Statements of Stockholders’ Equity	F-6
for the years ended December 31, 2006 and 2005

Notes to Consolidated Financial Statements	F-7 - F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

China Ivy School, Inc.,

(Formerly Claremont Technologies Corp.)

We have audited the accompanying consolidated balance sheet of China Ivy School (Formerly Claremont Technologies Corp.) (the “Company”) and its subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Ivy School, Inc. and its subsidiaries as of December 31, 2006, and the results of its consolidated statements of operations, stockholders' equity, and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Kabani & Company, Inc.

KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California

March 6, 2007

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMENT TECHNOLOGIES CORP.)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS

Current Assets
Cash and cash equivalents	$2,312,358
Receivable from related parties	17,492,067
Inventories	11,934
Prepaid expenses	46,719
Other receivables	348,973
Total Current Assets	20,212,051

Property & Equipment, Net	5,310,455

$25,522,506

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued expenses	$4,477,480
Dividend payable	3,700,911
Other payables	229,056
Deferred revenue	447,838
Loan payable - current	7,692,000
Total Current Liabilities	16,547,285

Loan Payable - Non Current	7,692,000
Total Liabilities	24,239,285

Stockholders' Equity
Common stock, $.001 par value, 100,000,000
shares authorized, 56,500,001, issued and outstanding	56,500
Additional paid in capital	30,185
Statutory reserve	409,612
Comprehensive income	154,299
Retained earnings	632,625
Total Stockholders' Equity	1,283,221

$25,522,506

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED 2006 AND 2005

	2006	2005

Net Revenue	$5,564,409	$5,252,757

Operating Expenses
Depreciation	342,570	283,700
Consulting expenses	3,250,000	-
General and administrative expenses	1,957,730	1,990,808
Total operating expenses	5,550,300	2,274,508

Income From Operations	14,109	2,978,249

Other (Income) Expense
Interest income	(55,231)	(8,329)
Miscellaneous (income) expense	(189,825)	1,633
Interest expense	794,439	580,191
Total Other Income	549,383	573,495

Net Income (Loss)	(535,274)	2,404,754

Other Comprehensive Income
Foreign currency translation gain	44,571	109,728

Comprehensive Income (Loss)	$(490,703)	$2,514,482

Basic and diluted weighted
average number of shares outstanding	56,034,932	55,500,000

Basic and diluted income (loss) per share	$(0.00)	$0.04

*Weighted average number of shares used to compute basic and diluted loss per share for the years ended December 31, 2006 & 2005 are the same since the effect of dilutive securities are anti-dilutive.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Capital Stock		Additional				Total
	Number of		Paid in	Comprehensive	Statutory	Retained	Stockholders'
	Shares	Amount	Capital	Income	Reserve	Earnings	Equity
Balance
January 1, 2005	55,250,000	$9,680	$-	$-	$-	$1,241,915	$1,251,595

Contributed capital	-	29,760	-	-	-	-	29,760

Dividend declared	-	-	-	-	-	(1,888,022)	(1,888,022)

Foreign currency
translation gain	-	-	-	109,728	-	-	109,728

Net income for the year
ended December 31, 2005	-	-	-	-	-	2,404,754	2,404,754

Balance
December 31, 2005	55,250,000	39,440	-	109,728	-	1,758,647	1,907,815

Changes due to
recapitalization	1,250,001	17,060	-	-	-	(181,136)	(164,076)

Contributed capital - Rent	-	-	30,185	-	-	-	30,185

Foreign currency
translation gain	-	-	-	44,571	-	-	44,571

Transfer to statutory reserve	-	-	-	-	409,612	(409,612)	-

Net income for the year
ended December 31, 2006	-	-	-	-	-	(535,274)	(535,274)

Balance
December 31, 2006	56,500,001	$56,500	$30,185	$154,299	$409,612	$632,625	$1,283,221

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income / (loss)	$(535,274)	$2,404,754
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Contribution of capital	30,185	29,760
Depreciation	342,570	283,700
Gain on disposal of property & equipment	(6,862)	-
(Increase) / decrease in assets:
Receivable from related parties	1,514,945	-
Other receivable	205,627	(373,236)
Inventory	870	-
Prepaid expense	444,618	(318,814)
Increase / (decrease) in liabilities:
Accounts payable and accrued expenses	4,014,373	(434,357)
Deferred revenue	(493,662)	904,838

Net cash provided by operations	5,517,388	2,496,645

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sales of fixed assets	76,620	-
Increase of loan receivable	-	(1,098,624)
Cash received as part of reverse acquisition	432	-
Due from Shareholder	(5,022,219)	(9,525,551)
Acquisition of property & equipment	(1,537,753)	(67,675)

Net cash used in investing activities	(6,482,920)	(10,691,850)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank loan	(3,144,250)	(10,434,933)
Proceeds from related parties	984	-
Proceeds from issuance of notes payable	-	3,051,150
Proceeds from bank loan	4,024,640	17,757,693

Net cash provided by financing activities	881,374	10,373,910

EFFECT OF EXCHANGE RATE CHANGES
ON CASH AND CASH EQUIVALENTS	76,884	37,447

NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS	(7,273)	2,216,152

CASH AND CASH EQUIVALENTS,
BEGINNING BALANCE	2,319,631	103,479

CASH AND CASH EQUIVALENTS,
ENDING BALANCE	$2,312,358	$2,319,631
	(0)
SUPPLEMENTAL DISCLOSURES:

Cash paid during the year for:
Interest paid	$794,439	$580,191
Income tax paid	$-	$-

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

(Formerly Claremont Technologies Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note A – ORGANIZATION

China Ivy School, Inc. (Formerly Claremont Technologies Corp.) (“China Ivy”) was incorporated on September 14, 1999 under the laws of the State of Nevada.  The Company acquired a wholly owned subsidiary Safe Cell Tab Inc. (“Safe Cell”) on August 22, 2003.  Safe Cell was incorporated on May 9, 1996 under the Provence of British Columbia, Canada.  Brighter International Limited (“Brighter International”, “BIL”), an education investment enterprise, was organized in accordance with the General Corporation Act of the State of Nevada on June 1st, 2006. Blue Tassel School (“Blue Tassel”, “BTS”) was established in 2001 under the laws of the Peoples’ Republic of China. BIL owns 100% of the outstanding shares of BTS as its sole sponsor.

On June 15, 2006, BIL entered into an agreement with BTS, and pursuant to the agreement, all the shareholders of BTS transfer all their ownership of BTS to BIL at no cost. Prior to acquisition, BIL and BTS had common shareholders owning the same percentage of ownership in both companies.  BIL donated the right to use land and other properties to BTS as capital contribution. The title change is still in the process.

On October 12, 2006 China Ivy and the shareholders of Brighter International, entered into a Share Exchange Agreement in which China Ivy acquired 100% of Brighter International’s outstanding common stock.  Under the Share Exchange Agreement the shareholders of Brighter International received 55,250,000 newly issued common shares of the company.  The acquisition was accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, the merger of the two companies has been recorded as a recapitalization of BIL, with BIL being treated as the continuing entity. The historical financial statements presented are those of BIL. The continuing company has retained December 31 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

Note B – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company’s functional currency is the Chinese Renminbi and Canadian Dollar; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

Foreign currency transactions and comprehensive income (loss)

As of December 31, 2006 and 2005, the accounts of Brighter International and Safe Cell were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY) and Canadian Dollars (CAD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards (“SFAS”) No. 52, “Foreign Currency Translation,” with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder’s equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, “Reporting Comprehensive Income” as a component of shareholders’ equity. .

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

(Formerly Claremont Technologies Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

During the years ended December 31, 2006 and 2005, the transactions of Brighter International and Safe Cell were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) and Canadian Dollars (CAD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Significant estimates include collectibility of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

Principles of Consolidation

The consolidated financial statements include the accounts of China Ivy and its wholly owned subsidiaries Safe Cell, Brighter Internatial and Blue Tassel, collectively referred to within as the Company.  All material intercompany accounts, transactions and profits have been eliminated in consolidation.

Revenue Recognition

The revenues of the Company’s are tuition fees, accommodation fees and donation fees. Tuition fees and accommodation fees are collected in advance. Tuition fee is recognized as revenue proportionately as the instructions are delivered, and are reported net of scholarships and tuition refunds. Accommodation fee is recognized as revenue in proportion to semester progressed through the end of the reporting period.  Tuition and accommodation fees paid in advance are recorded as deferred revenue. Donation is collected and recognized as revenue upon receipt of the donation.

Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123 (revised 2004), ‘‘Share-Based Payment’’ (‘‘SFAS 123R’’), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions (“FSPs”) as of December 31, 2006 and will recognize stock-based compensation expense using the modified prospective method.   As of December 31, 2006, the Company has not issud any stock options or warrants.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

(Formerly Claremont Technologies Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Advertising

Advertising expenses consist primarily of costs of promotion for corporate image and product marketing and costs of direct advertising. The Company expenses all advertising costs as incurred.

Income Taxes

The Company utilizes SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Blue Tassel is governed by the Income Tax Laws of the PRC. Pursuant to the PRC relevant laws & regulations and tax law, the Company is exempt from income tax.

Statement of Cash Flows

In accordance with SFAS No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are cash, and other receivables arising from our normal business activities. We place our cash in what we believe to be credit-worthy financial institutions. We have a diversified customer base, most of which are in China. We control credit risk by collecting the revenue in advance. The Company routinely assesses the financial strength of its customers and, based upon factors surrounding the credit risk, establishes an allowance, if required, for uncollectible accounts and, as a consequence, believes that its accounts receivable credit risk exposure beyond such allowance is limited.

Segment Reporting

Statement of Financial Accounting Standards No. 131 (“SFAS 131”), “Disclosure About Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company’s consolidated financial statements as the Company consists of one reportable business segment.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

(Formerly Claremont Technologies Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Risks and Uncertainties

The Company is subject to substantial risks from, among other things, intense competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, foreign currency exchange rates and the volatility of public markets.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Allowance for Doubtful Accounts

Management reviews the composition of accounts receivable, loans and prepaid expense and analyzes historical bad debts, aging analysis, current economic trends and changes in payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $0 at December 31, 2006.

Inventory

Inventories are valued at the lower of cost (determined on a weighted average basis) or market. The management compares the cost of inventories with the market value and allowance is made for writing down their inventories to market value, if lower. As of December 31, 2006, inventory consisted of packaging material and stationery items, amounted to $11,934.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

(Formerly Claremont Technologies Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Property, Plant & Equipment

Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets with estimated lives of:

Construction and Decoration	40 years
Equipment (including electronic facilities, sports & recreation facilities)	10 years
Automobile	10 years
Furniture and Fixtures	5 years
Computer Hardware and Software	5 years

As of December 31, 2006 Property, Plant and Equipment consisted of the following:

Construction and decoration	$4,388,801
Computer equipment	185,696
Equipment	1,759,763
Automobile	23,179
Accumulated depreciation	(1,046,984)

$5,310,454

The company disposed two vehicles during the year ended December 31, 2006 for $76,620. The Company recognized a gain of $6,862 from this disposal of vehicles. The Company had depreciation expense was $342,570 and $283,700 for the years ended December 31, 2006, and 2005.

Fair Value of Financial Instruments

Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for current assets and current liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Basic and Diluted Earnings Per Share

Earnings per share is calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), “Earnings per share”. SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings (loss) per share were $(0.07) and $0.04 for the years ended December 31, 2006 and 2005 respectively.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

(Formerly Claremont Technologies Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations for a Disposal of a Segment of a Business.” The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2006 there were no significant impairments of its long-lived assets.

Recent Accounting Pronouncements

In February 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”. SFAS No. 155 amends SFAS No 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAF No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  SFAS No. 155, permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interest in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and amends SFAS No. 140 to eliminate the prohibition on the qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006.

In March 2006 FASB issued SFAS 156 ‘Accounting for Servicing of Financial Assets’ this Statement amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This Statement:

1.

Requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract.

2.

Requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable.

3.

Permits an entity to choose ‘Amortization method’ or  Fair value measurement method’ for each class of separately recognized servicing assets and servicing liabilities:

4.

At its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

(Formerly Claremont Technologies Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

5.

Requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

This Statement is effective as of the beginning of the Company’s first fiscal year that begins after September 15, 2006. Management believes that this statement will not have a significant impact on the consolidated financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, FASB issued SFAS 158 ‘Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)’ This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

a.

 A brief description of the provisions of this Statement

b.

 The date that adoption is required

c.

 The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

(Formerly Claremont Technologies Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

In February 2007, FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. FAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted subject to specific requirements outlined in the new Statement. Therefore, calendar-year companies may be able to adopt FAS 159 for their first quarter 2007 financial statements.

The new Statement allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. FAS 159 also establishes presentation and disclosure requirements designed to draw comparison between entities that elect different measurement attributes for similar assets and liabilities.

Note C – OTHER RECEIVABLES

As of December 31, 2006, the Company had $348,974 other receivables, including $90,564 advance to employees, $238,997 receivables from students, and $19,382 from outside companies and tax receivables.  These receivables were interest free, unsecured, and due on demand.

Note D -  RECEIVABLE FROM RELATED PARTIES

Receivables from related parties amounted to $17,492,067 as of December 31, 2006. The receivables from related parties include a receivable of $17,457,966 from a shareholder of the Company and $34,101 from an affiliate owned by common shareholders. The receivable from related parties are interest free, unsecured, all current, and due on demand.

Note E – OTHER PAYABLES

As of December 31, 2006 the balance of other payables amounted to $229,056. These other payables represented amounts payable to students and  were interest free, unsecured, and due on demand.

Note F – PREPAID EXPENSES

As of December 31, 2006, prepaid expenses comprised of advances to vendors of $46,719. The Company made advance payments to vendors before delivery, of goods & services. The deposits are settled upon completion of goods inspection and rendering of services

Note G – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses amounted to $4,477,480 as of December 31, 2006. The accounts payable and accrued expenses are summarized as follows:

US$

Accrued Consulting fee	$3,250,000
Accounts payable to vendors	932,343
Accrued salaries and wages	271,466
Other accruals	23,671
$4,477,480

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

(Formerly Claremont Technologies Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Accrued consulting fee are accrued for consulting services incurred from October to December, 2006. The total consulting expenses were $3,250,000 and were accrued as of December 31, 2006. In January 2007, the accrued consulting fee was paid off by issuance of 5,000,000 shares of common stock valued at $3,250,000.

Note H – DEFERRED REVENUE

The company has recorded tuition and accommodation fee received in advance as deferred revenue. Deferred revenue amounted to $447,838 as of December 31, 2006.

Note I - LOANS PAYABLE

The Company has loans payable amounting to $15,384,000 as of December 31, 2006. The loans are secured by a certificate deposit for $1,923,000.  The loans payable at December 31, 2006 comprised of the following:

Loan payable to a bank in China, interest at 5.022% per annum, due by March 14, 2007	$1,282,000

Loan payable to a bank in China, interest at 5.265% per annum, due by July 11, 2007	2,564,000

Loan payable to a bank in China, interest at 8.64% per annum, due by August 10, 2007	705,100

Loan payable to a bank in China, interest at 8.64% per annum, due by August 15, 2007	1,474,300

Loan payable to a bank in China, interest at 7.56% per annum, due by December 24, 2007	1,025,600

Loan payable to a bank in China, interest at 5.67% per annum, due by September 18, 2008	5,256,200

Loan payable to a bank in China, interest at 5.67% per annum, due by September 18, 2009	2,435,800

Total	15,384,000
Current portion	7,692,000
Long-term portion	$7,692,000

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

(Formerly Claremont Technologies Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note J – DIVIDEND PAYABLE

Blue Tassel allocated a part of its retained earnings as dividend payable to its shareholder, Suzhou Mong Long Industry Ltd., as approved per the shareholder’s meeting. The dividend payable amounted to $3,509,241 as of December 31, 2005. This dividend was approved by the Shareholders before the acquisition of Blue Tassel and its parent company by the public entity. There was no dividends declared or distributed to shareholders of the year ended December 31, 2006.

Note K - INCOME TAXES

The Company is governed by the Income Tax Laws of the PRC. Pursuant to the PRC relevant laws and regulations and tax law, schools are exempt from paying of income tax. Hence the Company enjoys the preferential policies for exemption from enterprise income tax.

Note L — COMMITMENTS

Operating Lease

The Company leases building space from Suzhou Ming Long Industry Ltd, one of the shareholders of the Company. The term of the lease agreement is 10 year started from September 1, 2004 to August 31, 2014. The Company  pays the rent based on the Suzhou house rental market status. The school has recorded rent expenses of $30,185 and $29,760 for the years ended December 31, 2006 and 2005, respectively, and shown as contributed capital in the accompanying financial statements..

Note M – STATUTORY COMMON WELFARE FUND

As stipulated by the Company Law of the People’s Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

i.

Making up cumulative prior years’ losses, if any;

ii.

Allocations to the “Statutory surplus reserve” of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company’s registered capital;

iii.

Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company’s “Statutory common welfare fund”, which is established for the purpose of providing employee facilities and other collective benefits to the Company’s employees; and

iv.

Allocations to the discretionary surplus reserve, if approved in the stockholders’ general meeting.

The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2006. The amount included in the statutory reserve for the year ended December 31, 2006 amounted to $136,537.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

(Formerly Claremont Technologies Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note N – STATUTORY RESERVE

In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $273,075 as statutory reserve for the year ended December 31, 2006.

Note O – STOCKHOLDERS’ EQUITY

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

The effect of the reverse split has been reflected retroactively in the financial statements.

On October 12, 2006 the Company and the shareholders of Brighter International Limited , a Nevada Corporation,  entered into a Share Exchange Agreement in which the Company  acquired 100% of BIL’s outstanding common stock.  Under the Share Exchange Agreement the shareholders of BIL received 55,250,000 newly issued common shares of the company.   As a result of the Exchange Agreement, Brighter International Limites became a wholly-owned subsidiary of China Ivy School, Inc.

As a result of the exchange agreement, the reorganization was treated as an acquisition by the accounting acquiree that is being accounted for as a recapitalization and as a reverse merger by the legal acquirer for accounting purposes. Pursuant to the recapitalization, all capital stock shares and amounts and per share data have been retroactively restated. Accordingly, the financial statements include the following:

(1) The balance sheet consists of the net assets of the accounting acquirer at historical cost and the net assets of the legal acquirer at historical cost.

(2) The statements of operations include the operations of the accounting acquirer for the period presented and the operations of the legal acquirer from the date of the merger.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

(Formerly Claremont Technologies Corp.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

Note P –  OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders’ equity, at December 31, 2005 and December 31, 2006 are as follows:

Foreign
Currency
Translation
Adjustment

Balance at December 31, 2005	$109,728
Change in 2006	44,571

Balance at December 31, 2006	$154,299

 Note Q – CURRENT VULNERABILITY DUE TO RISK FACTORS

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC’s economy. The Company’s business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

Note R – SUBSEQUENT EVENTS

On January 8, 2007, the Company changed its name from Claremont Technologies Corp. to China Ivy School, Inc., by filing a Certificate of Amendment to Articles of Incorporation with the Secretary of State of Nevada.

On January 22, 2007, the Company awarded eight individual consultants 5,000,000 shares of common stocks valued at $0.65 per share or $3,250,000 for consultant services that were provided under the China Ivy School, Inc. 2007 Equity Incentive Plan.  The consultants were engaged to provide various services to the Company during the period from October 13, 2006 to December 31, 2006 for market research, strategic planning and to identify investment bankers.  The consulting fees of $3,250,000 were accrued as of December 31, 2006.