Form 10QSB
period 2007-03-31
CHINA IVY SCHOOL, INC.
filed 2007-05-15
CIK 1130128

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2007

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

                        Commission file number 000-29245

                             CHINA IVY SCHOOL, INC.
           (Exact name of small business as specified in its charter)

            Nevada                                        98-0338263
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                         Anlian Building, Suite #A 1501
                        Futian District, Shenzhen, China
                    (Address of principal executive offices)

                                 (852) 2511-1665
                (Issuer's telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 61,500,000 shares of Common Stock, $.001 per share, as of May 14, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                             CHINA IVY SCHOOL, INC.
                                      INDEX

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements........................   2
         Unaudited Condensed Consolidated Balance Sheet
         as of March 31, 2007...............................................   2

         Unaudited Condensed Consolidated Statement of Operations for the
         three month periods ended March 31, 2007 and March 31, 2006........   3

         Unaudited Condensed Consolidated Statement of Cash Flow for the
         three month periods Ended March 31, 2007 and March 31, 2006
         ...................................................................   4

         Notes to Unaudited Condensed Consolidated Financial Statements.....   5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  19

Item 3.  Controls and Procedures............................................  22

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...................................  23

SIGNATURES..................................................................  23

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2007
                                   (UNAUDITED)

                                     ASSETS

Current Assets
            Cash and cash equivalents                                 $   153,125
            Receivable from related parties                            19,314,775
            Inventories                                                    11,148
            Prepaid expenses                                               56,177
            Other receivables                                             384,138
                                                                      -----------
                    Total Current Assets                               19,919,363

Property & Equipment, Net                                               5,286,596
Restricted Cash                                                         1,942,500
                                                                      -----------

                                                                      $27,148,459
                                                                      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
            Accounts payable and accrued expenses                     $ 1,032,941
            Dividend payable                                            3,738,440
            Other payables                                                339,098
            Deferred revenue                                            1,339,152
            Loan payable - current                                      7,770,000
                                                                      -----------
            Total Current Liabilities                                  14,219,631
                                                                      -----------

Loan Payable - Non Current                                              7,770,000
                                                                      -----------
Total Liabilities                                                      21,989,631
                                                                      -----------

Stockholders' Equity
            Common stock, $.001 par value, 100,000,000
            shares authorized, 61,500,001, issued and outstanding          61,500
            Additional paid in capital                                  3,097,494
            Statutory reserve                                             512,781
            Comprehensive income                                          204,703
            Retained earnings                                           1,282,350
                                                                      -----------
            Total Stockholders' Equity                                  5,158,828
                                                                      -----------

                                                                      $27,148,459
                                                                      ===========

             The accompanying notes from an integral part of these
                  unaudited consolidated financial statements.

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                                        2007              2006
                                                                    ------------      ------------
Net Revenue                                                         $  1,386,619      $    670,738

Operating Expenses
        Depreciation                                                     110,296            76,116
        General and administrative expenses                              483,195           435,678
                                                                    ------------      ------------
                Total operating expenses                                 593,491           511,794
                                                                    ------------      ------------

Income From Operations                                                   793,128           158,943
                                                                    ------------      ------------

Other (Income) Expense
        Interest income                                                  (15,564)             (582)
        Miscellaneous expense                                                 --             1,560
        Interest expense                                                 236,933           193,749
                                                                    ------------      ------------
                Total Other Expense                                      221,369           194,727
                                                                    ------------      ------------

Net Income (Loss)                                                        571,759           (35,784)

Other Comprehensive Income (Loss)
          Foreign currency translation gain (loss)                        50,404           (58,719)
                                                                    ------------      ------------

Comprehensive Income (Loss)                                         $    622,163      $    (94,503)
                                                                    ============      ============

Basic and diluted weighted average number of shares outstanding       61,500,000        55,500,000
                                                                    ============      ============

Basic and diluted income (loss) per share                           $      0.009      $     (0.001)
                                                                    ============      ============

*Weighted average number of shares used to compute basic and diluted loss per share for the three-month periods ended March 31, 2007 and 2006 are the same since the effect of dilutive securities are anti-dilutive.

             The accompanying notes from an integral part of these
                  unaudited consolidated financial statements.

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
                                   (UNAUDITED)

                                                                         2007              2006
                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
          Net Income (loss)                                          $    571,759      $    (35,784)
          Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
          Depreciation                                                    110,296            76,116
          (Increase) / decrease in assets:
             Receivable from related parties                           (1,673,422)       (1,222,499)
             Other receivable                                               2,810                --
             Inventory                                                        786                --
             Prepaid expense                                               (8,950)          361,553
             Deposit                                                           --            (5,220)
             Restricted cash                                           (1,942,500)               --
             Increase / (decrease) in liabilities:
             Accounts payable and accrued expenses                       (237,657)      (10,968,226)
             Deferred revenue                                             880,966           (62,399)
                                                                     ------------      ------------

          Net cash used in operations                                  (2,295,911)      (11,856,457)
                                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Proceed from loan receivable                                         --           994,240
          Acquisition of property & equipment                             (32,881)           (2,865)
                                                                     ------------      ------------

          Net cash provided by (used in) investing activities             (32,881)          991,375
                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Proceeds from related parties                                   147,252        11,584,648
          Proceeds from issuance of notes payable                              --         3,107,000
                                                                     ------------      ------------

          Net cash provided by financing activities                       147,252        14,691,648
                                                                     ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS               22,307            80,180
                                                                     ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (2,159,234)        3,906,746

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                            2,312,358         2,319,631
                                                                     ------------      ------------

CASH AND CASH EQUIVALENTS, ENDING BALANCE                            $    153,125      $  6,226,377
                                                                     ============      ============

SUPPLEMENTAL DISCLOSURES:

          Cash paid during the year for:

               Interest paid                                         $    236,933      $    580,191
                                                                     ============      ============

          Non-cash investing and financing activities:

               Issuance of stock for accrued consulting services     $  3,250,000      $         --
                                                                     ============      ============

             The accompanying notes from an integral part of these
                  unaudited consolidated financial statements.

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (Formerly Claremont Technologies Corp.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A - ORGANIZATION

      China Ivy School, Inc. (Formerly Claremont Technologies Corp.) ("China Ivy") was incorporated on September 14, 1999 under the laws of the State of Nevada. The Company acquired a wholly owned subsidiary Safe Cell Tab Inc. ("Safe Cell") on August 22, 2003. Safe Cell was incorporated on May 9, 1996 under the Provence of British Columbia, Canada. Brighter International Limited ("Brighter International", "BIL"), an education investment enterprise, was organized in accordance with the General Corporation Act of the State of Nevada on June 1st, 2006. Blue Tassel School ("Blue Tassel", "BTS") was established in 2001 under the laws of the Peoples' Republic of China. BIL owns 100% of the outstanding shares of BTS as its sole sponsor.

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

      On October 12, 2006 China Ivy and the shareholders of Brighter International, entered into a Share Exchange Agreement in which China Ivy acquired 100% of Brighter International's outstanding common stock. Under the Share Exchange Agreement the shareholders of Brighter International received 55,250,000 newly issued common shares of the company. The acquisition was accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, the merger of the two companies has been recorded as a recapitalization of BIL, with BIL being treated as the continuing entity. The historical financial statements presented are those of BIL. The continuing company has retained December 31 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Unaudited Interim Financial Information

      The accompanying unaudited consolidated financial statements have been prepared by China Ivy, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the three months are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

      Basis of Presentation

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi and Canadian Dollar; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

      Foreign currency transactions and comprehensive income (loss)

      As of March 31, 2007, the accounts of Brighter International and Safe Cell were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY) and Canadian Dollars (CAD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

      During the three months ended March 31, 2007, the transactions of Brighter International and Safe Cell were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) and Canadian Dollars (CAD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectibles of accounts receivable, accounts payable, sales returns and recoverability of long-term assets.

      Principles of Consolidation

      The consolidated financial statements include the accounts of China Ivy and its wholly owned subsidiaries Safe Cell, Brighter International and Blue Tassel, collectively referred to within as the Company. All material intercompany accounts, transactions and profits have been eliminated in consolidation.

      Revenue Recognition

      The revenues of the Company's are tuition fees, accommodation fees and donation fees. Tuition fees and accommodation fees are collected in advance. Tuition fee is recognized as revenue proportionately as the instructions are delivered, and are reported net of scholarships and tuition refunds. Accommodation fee is recognized as revenue in proportion to semester progressed through the end of the reporting period. Tuition and accommodation fees paid in advance are recorded as deferred revenue. Donation is collected and recognized as revenue upon receipt of the donation.

      Income Taxes

      The Company utilizes SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

      The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, by the general state of the PRC's economy. The Company's business may be influenced by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

      Allowance for Doubtful Accounts

      Management reviews the composition of accounts receivable, loans and prepaid expense and analyzes historical bad debts, aging analysis, current economic trends and changes in payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $0 at March 31, 2007.

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

      Construction and Decoration                                                          40 years
      Equipment (including electronic facilities, sports & recreation facilities)          10 years
      Automobile                                                                           10 years
      Furniture and Fixtures                                                               5 years
      Computer Hardware and Software                                                       5 years

      As of March 31, 2007 Property, Plant and Equipment consisted of the following:

      Construction and decoration                               4,463,910
      Computer equipments                                         187,579
      Equipments                                                1,778,860
      Automobile                                                   24,563
      Accumulated depreciation                                 (1,168,316)
                                                              -----------

                                                              $ 5,286,596
                                                              ===========

      The Company had depreciation expense was $110,296 and $76,116 for the three months ended March 31, 2007, and 2006.

      Basic and Diluted Earnings Per Share

      Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings or loss per share were $0.009 and ($0.001) for the three months periods ended March 31, 2007 and 2006 respectively..

      Recent Accounting Pronouncements

      In September 2006, FASB issued SFAS 157 `Fair Value Measurements'. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

      In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

      a.    A brief description of the provisions of this Statement

      b.    The date that adoption is required

      c. The date the employer plans to adopt the recognition provisions of this Statement, if earlier.

      The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The management is currently evaluating the effect of this pronouncement on financial statements.

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

Note C - OTHER RECEIVABLES

      As of March 31, 2007, the Company had $384,138 other receivables, including $15,392 advance to employees, $348,160 receivables from students, and $20,586 from outside companies and tax receivables. These receivables are interest free, unsecured, and due on demand.

Note D - PREPAID EXPENSES

      As of March 31, 2007, prepaid expenses comprised of advances to vendors of $56,177. The Company made advance payments to vendors before delivery, of goods & services. The deposits are settled upon completion of goods inspection and rendering of services

Note E - RECEIVABLE FROM A RELATED PARTY

      During the three month period ended March 31, 2007, the BTS campus (both the land and buildings thereon), which had previously been lent to BTS by Ming Long Ltd (a former shareholder of BTS) with the intention of transferring title from Ming Long Ltd. to BTS, and therefore, BTS made certain payments to Ming Long Ltd. for the right to use the BTS campus. However, the transfer of title did not take place as intended. The payments previously made to Ming Long Ltd by BTS are currently being repaid to BTS by Ming Long Ltd, and $19,314,775 was outstanding as of March 31, 2007. The receivable from related parties are interest free, unsecured, all current, and due on demand.

Note F - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      The Company's accounts payable and accrued expenses amounted to $1,032,941 as of March 31, 2007. The accounts payable and accrued expenses are summarized as follows:

                                                                    US$

      Accounts payable to vendors                                  780,788
      Accrued salaries and wages                                    77,700
                                                                ----------
      Accrued student deposits                                     174,453
                                                                ==========
                                                                $1,032,941
                                                                ==========

Note G - OTHER PAYABLES

      Other payables were amounted to $339,098 as of March 31, 2007. Among the total, $179,828 was due to former officer-directors of Safe Cell and $159,270 was due to a non-affiliated company. All of the payables were interest free, unsecured, all current, and due on demand.

Note H - DEFERRED REVENUE

      Tuition and accommodation revenue received from students are recognized proportionately as the courses and accommodation services in the semesters are delivered. Tuition and accommodation fees paid in advance are recorded as deferred revenue. The company has recorded deferred revenue of $1,339,152 as of March 31, 2007.

Note I - DIVIDEND PAYABLE

      Blue Tassel allocated a part of its retained earnings as dividend payable to its former shareholder, Suzhou Brighter Industry Ltd., as approved per the shareholder's meeting. The dividend payable amounted to approximately $3,738,440. This dividend was approved by the Shareholders before the acquisition of Blue Tassel and its parent company by the public entity. There were no dividends declared or distributed to shareholders of the three months ended March 31, 2007.

Note G - INCOME TAXES

      The Company is governed by the Income Tax Laws of the PRC. Pursuant to the PRC relevant laws & regulations and tax law, schools are exempt from paying of income tax. Hence the Company enjoys the preferential policies for exemption from enterprise income tax.

Note K - LOANS PAYABLE

      The Company has loans payable amounting to $15,400,000 as of March 31, 2007. The loans are secured by a certificate of deposit for $1,942,500. The loans payable at March 31, 2007 comprised of the following:

                      March 31, 2007
      --------------------------------------------------------------------

      Loan payable to a bank in China, interest at
      5.266% per annum, due by February 22, 2007               $ 2,590,000

      Loan payable to a bank in China, interest at
      8.64% per annum, due by August 10, 2007                      712,250

      Loan payable to a bank in China, interest at
      8.64% per annum, due by August 15, 2007                    1,489,250

      Loan payable to a bank in China, interest at
      5.022% per annum, due by August 22, 2007                     647,500

      Loan payable to a bank in China, interest at
      5.022% per annum, due by September 15, 2007                1,295,000

      Loan payable to a bank in China, interest at
      7.56% per annum, due by December 24, 2007                  1,036,000

      Loan payable to a bank in China, interest at
      5.67% per annum, due by September 18, 2008                 2,460,500

      Loan payable to a bank in China, interest at
      5.67% per annum, due by September 18, 2009                 5,309,500
                                                               -----------
      Total                                                     15,540,000

      Current portion                                            7,770,000
                                                               -----------

      Long-term portion                                        $ 7,770,000
                                                               ===========

Note L -- COMMITMENTS

      Operating Lease

      The Company leases building space from Suzhou Brighter Industry Ltd, one of the shareholders of the Company. The term of the lease agreement will be 10 year starting from January 1, 2009 to December 31, 2019. The Company will pay the rent based on the Suzhou house rental market status at that time. The school has recorded rent expenses of $0 for the three month ended March 31, 2007.

Note M - STATUTORY COMMON WELFARE FUND

      As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following:

      i.    Making up cumulative prior years' losses, if any;

      ii. Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital;

      iii. Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to the Company's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the Company's employees; and

      iv. Allocations to the discretionary surplus reserve, if approved in the stockholders' general meeting.

      The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2006. The amount included in the statutory reserve for the three ended March 31, 2007 amounted to $34,390.

Note N - STATUTORY RESERVE

      In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $68,779 as statutory reserve for the three months ended March 31, 2007.

Note O - STOCKHOLDERS' EQUITY

      On September 5, 2006, the Company's Board of Directors and the then holder of a majority of the Company's then outstanding Common Stock approved the implementation of a one-for-one-hundred (1-for-100) reverse stock split (the "Reverse Stock Split") of the outstanding shares of the Company's Common Stock. The Reverse Stock Spit became effective on October 11, 2006, whereby each 100 shares of the Company's issued and outstanding Common Stock was automatically combined into and became one share of Common Stock, thereby reducing the 125,000,000 of shares of Common Stock which were outstanding on a fully diluted basis immediately prior to the effectiveness of the Reverse Stock Split (which consisted of (i) 100,000,000 shares of Common Stock and (ii) 25,000,000 shares of Common Stock automatically issuable upon effectiveness of the Reverse Stock Split in respect of the 25,000,000 shares of Preferred Stock then outstanding) to approximately 1,250,000 shares of Common Stock.

      Upon the effectiveness of the Reverse Stock Split, all issued and outstanding shares of Preferred Stock of the Company automatically converted on a one-for-one basis into shares of Common Stock of the Company. Pursuant to the Company's Certificate of Designation, if the Company effected a reverse stock split, the number of shares of Common Stock issuable upon conversion of the Preferred Stock immediately prior to such reverse stock split are to be proportionately decreased. Therefore, the issued and outstanding shares of Preferred Stock converted into 250,000 shares of Common Stock. The effect of the reverse split has been reflected retroactively in the financial statements.

      On October 12, 2006 the Company and the shareholders of Brighter International Limited , a Nevada Corporation, entered into a Share Exchange Agreement in which the Company acquired 100% of BIL's outstanding common stock. Under the Share Exchange Agreement the shareholders of BIL received 55,250,000 newly issued common shares of the company. As a result of the Exchange Agreement, Brighter International Limited became a wholly-owned subsidiary of China Ivy School, Inc.

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

      On January 22, 2007, the Company awarded eight individual consultants 5,000,000 shares of common stocks valued at $0.65 per share or $3,250,000, based upon market price at the date of issuance, for consultant services that were provided under the China Ivy School, Inc. 2007 Equity Incentive Plan. The consultants were engaged to provide various services to the Company during the period from October 13, 2006 to December 31, 2006 for market research, strategic planning and to identify investment bankers.

Note P - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at December 31, 2006 and March 31, 2007 are as follows:

                                                           Foreign Currency
                                                        Translation Adjustment

      Balance at December 31, 2006                             $154,299
      Change in 2007                                             50,404

                                                               --------
      Balance at March 31, 2007                                $204,703
                                                               ========

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" in our Report on Form 10-KSB filed with the SEC on March 30, 2007.

OVERVIEW

Through its wholly-owned subsidiary the Company operates the Blue Tassel School ("BTS"), an education center located in Suzhou and organized under the laws of China. BTS is accredited by the Jiangsu Educational committee as a boarding school comprising grades from kindergarten through senior school, including an international school. The five schools that comprise BTS are kindergarten, primary school, junior high school, senior high school, and international school.

BTS's education program includes compulsory level education, ample elective courses, activity courses, students' societies, clubs, and seminars presented by famous scholars and successful individuals. Large-scale social practices and educational activities compose a highly selective and personal curriculum, where children can fully develop their personalities and discover their potentials. The comprehensive education system of BTS includes science, art, multi-language, information technology, international understanding, ethics and behavior, adolescence, and ideal seminars. Interaction between students and instructors, an efficient learning environment, and small class teaching are the core ideas for attentive learning and effective study.

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

There are currently approximately 1900 students enrolled at BTS.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

The following table presents the statement of operations for the three months ended March 31, 2007 as compared to the comparable period of the three months ended March 31, 2006. The discussion following the table is based on these results.

                                                        2007            2006
                                                    -----------     -----------

Net Revenue                                         $ 1,386,619     $   670,738

Operating Expenses
            Depreciation                                110,296          76,116
            General and administrative expenses         483,195         435,678
                                                    -----------     -----------
                        Total operating expenses        593,491         511,794
                                                    -----------     -----------

Income from operations                                  793,128         158,944
                                                    -----------     -----------

Other (Income) Expense
            Interest income                             (15,564)           (582)
            Miscellaneous (income) expense                   --           1,560
            Interest expense                            236,933         193,749
                                                    -----------     -----------
                        Total Other Income              221,369         194,727
                                                    -----------     -----------

Net income                                          $   571,759     $   (35,783)
                                                    ===========     ===========

Net revenue - Net revenue for the three months ended March 31, 2007 totaled $1,386,619 compared to $670,738 for the three months ended March 31, 2006, an increase of $715,881, or approximately 106.7%. The increase was due to increased accumulated enrollment in the first quarter of 2007 as compared to the first quarter of 2006, and the increased spring recruiting number in kindergarten.

Operating Expenses - General and administrative expenses for the three months ended March 31, 2007 totaled $593,491 or approximately 42.8% of net revenue, compared $511,794 or approximately 76.3% for the three months ended March 31, 2006. The increase in operating expense of $81,697 or approximately 16% was due to increased recruitment fees.

Income (Loss) from Operations - Income (loss) from operations for the three months ended March 31, 2007 was $793,128 or approximately 57.1% of net revenue as compared to $158,944 or approximately 23.7% of net revenue for the three months ended March 31, 2006, an increase in income of $634,184 or approximately 399%. The increase in our income was due increased revenue for the three months ended March 31, 2007.

Interest Expense - Interest expense for the three months ended March 31, 2007 totaled $236,933 compared to $193,749 for the three months ended March 31, 2006, an increase of $43,184 or approximately 22.3%. The increase was due to loan obtained for campus construction and further development.

Net Income (loss) - Our net income was $571,759 for the three months ended March 31, 2007 compared to a net loss of $35,783 for the same period in 2006, an increase in income of $607,542.Our ability to generate positive net income reflects our ability to increase our revenues over the past twelve months without a proportionate increase in our expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash for operations has historically been generated from operations and short and long term borrowings. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $2,095,625 at March 31, 2007 and current assets totaled $19,919,363 at March 31, 2007. The Company's total current liabilities were $14,219,631 at March 31, 2007. Working capital at March 31, 2007 was $5,699,732.
Net cash used in operations for the three months ended March 31, 2007 was $2,295,911, as compared to $11,856,457 during the same period in 2006. The substantial use of cash in the first quarter of 2006 reflected a substantial decrease in our accounts payable.

Net cash used in investing activities totaled $32,881 for the three months ended March 31, 2007, compared with $991,375 for the same period in 2006. The net cash decreased $2,159,234 and $3,906,746 for the three months ended March 31, 2007 and 2006, respectively.

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

Forward Looking Statements

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

Our business is subject to numerous risks and uncertainties statements including but not limited to those discussed in "Risk Factors" in our Report on Form 10-KSB filed with the SEC on March 30, 2007. Such discussion is incorporated herein by reference.

Item 3. Controls and Procedures

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

      As of the end of the period covered by this report, our management, including our principal executive officer and our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION

Item 4. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 22, 2007, the Company awarded eight individual consultants 5,000,000 shares of common stocks valued at $0.65 per share or $3,250,000, based upon market price at the date of issuance, for consultant services that were provided under the China Ivy School, Inc. 2007 Equity Incentive Plan. The consultants were engaged to provide various services to the Company during the period from October 13, 2006 to December 31, 2006 for market research, strategic planning and to identify investment bankers.

Inasmuch as none of the consultants are United States Persons as that term is defined in Regulation S, the Company believes that the issuance of the 5,000,000 shares referred to above was exempt from Registration by virtue of Section 4(2) of the Securities Act and regulation S.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.    Description of Exhibit

31.1     --    Certification of Chief Executive Officer pursuant to Rule
               13a-14(a) under the Securities Exchange Act of 1934.

31.2     --    Certification of Chief Financial Officer pursuant to Rule
               13a-14(a) under the Securities Exchange Act of 1934.

32.1     --    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2     --    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2007

                                CHINA IVY SCHOOL, INC.


                                By: /s/ Yongqi Zhu
                                    --------------------------------------------
                                    Yongqi Zhu
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Jian Xue
                                    --------------------------------------------
                                    Jian Xue
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.               Description of Exhibit

31.1     --    Certification of Chief Executive Officer pursuant to Rule
               13a-14(a) under the Securities Exchange Act of 1934.

31.2     --    Certification of Chief Financial Officer pursuant to Rule
               13a-14(a) under the Securities Exchange Act of 1934.

32.1     --    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2     --    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).