Form 10QSB
period 2007-06-30
CHINA IVY SCHOOL, INC.
filed 2007-08-14
CIK 1130128

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 61,650,001 shares Common Stock, $.001 per share, as of August 10, 2007.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                             CHINA IVY SCHOOL, INC.
                                      INDEX

                                                                        Page No.

          PART I. FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements
          Consolidated Balance Sheet as of June 30, 2007 (unaudited) .....     3

          Consolidated Income Statements for the three and six
          month periods ended June 30, 2007 (unaudited) and June 30, 2006
          (unaudited).....................................................     4

          Consolidated Statement of Cash Flows for the six month
          periods Ended June 30, 2007 (unaudited) and June 30, 2006
          (unaudited) ....................................................     5

          Notes to Condensed Consolidated Financial Statements............     6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.......................................    19

Item 3.   Controls and Procedures.........................................    23

                           PART II. OTHER INFORMATION

Item 6.   Exhibits .......................................................    24

SIGNATURES................................................................    24

              CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
              (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
                     CONSOLIDATED BALANCE SHEET
                           JUNE 30, 2007
                            (UNAUDITED)

                               ASSETS

Current Assets
             Cash and cash equivalents                              $   377,938
             Receivable from related parties                            160,453
             Prepaid expenses                                            24,695
             Other receivables                                           93,771
                                                                    -----------
                     Total Current Assets                               656,857

Property & Equipment, Net                                            19,019,017
Land of Use Right                                                     5,358,177
Restricted Cash                                                       1,972,500
                                                                    -----------

                                                                    $27,006,551
                                                                    ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
             Accounts payable and accrued expenses                  $   822,877
             Dividend payable                                         3,796,177
             Other payables                                             267,554
             Deferred revenue                                           291,577
             Net liabilities held for disposition                       172,160
             Loan payable - current                                  13,281,500
                                                                    -----------
                Total Current Liabilities                            18,631,845
                                                                    -----------

Loan Payable - Non Current                                            2,498,500
                                                                    -----------
Total Liabilities                                                    21,130,345
                                                                    -----------

Stockholders' Equity
             Common stock, $.001 par value, 100,000,000
             shares authorized, 61,650,001, issued and outstanding       61,650
             Additional paid in capital                               3,275,035
             Statutory reserve                                          619,570
             Comprehensive income                                       294,693
             Retained earnings                                        1,625,258
                                                                    -----------
             Total Stockholders' Equity                               5,876,206
                                                                    -----------

                                                                    $27,006,551
                                                                    ===========

   The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

              CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
              (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
               CONSOLIDATED INCOME STATEMENTS
                            (UNAUDITED)

                                                               For the Three Month Periods Ended     For the Six Month Periods Ended
                                                                            June 30,                            June 30,
                                                                     2007              2006              2007              2006
                                                                 ------------      ------------      ------------      ------------
Net revenue                                                      $  1,663,813      $  1,652,857      $  3,050,432      $  2,323,595

Operating expenses
         Depreciation                                                 272,543            46,786           382,839           122,902
         General and administrative expenses                          501,024           579,833           984,219         1,015,511
                                                                 ------------      ------------      ------------      ------------
                  Total operating expenses                            773,567           626,619         1,367,058         1,138,413
                                                                 ------------      ------------      ------------      ------------

Income from operations                                                890,246         1,026,238         1,683,374         1,185,182
                                                                 ------------      ------------      ------------      ------------

Other (income) expense
         Miscellaneous (income) expense                                    --               (38)               --             1,522
         Interest income                                                 (450)          (20,342)          (16,014)          (20,924)
         Interest expense                                             253,438           164,987           490,371           358,736
                                                                 ------------      ------------      ------------      ------------
                  Total Other Expense                                 252,988           144,607           474,357           339,334
                                                                 ------------      ------------      ------------      ------------

Income from continued operations  before income taxes
  and discontinued operations                                         637,258           881,631         1,209,017           845,848

Provision for income taxes                                                 --                --                --                --
                                                                 ------------      ------------      ------------      ------------

Income from continued operations                                      637,258           881,631         1,209,017           845,848

Loss from discontinued operations                                      (3,333)               --            (6,425)               --
                                                                 ------------      ------------      ------------      ------------

Net income                                                            633,925           881,631         1,202,592           845,848

Other comprehensive income (loss)
           Foreign currency translation gain (loss)                    89,990            28,098           140,394           (30,621)
                                                                 ------------      ------------      ------------      ------------

Comprehensive income                                             $    723,915      $    909,729      $  1,342,986      $    815,227
                                                                 ============      ============      ============      ============

Net income  per share from continued operations                  $       0.01      $       0.02      $       0.02      $       0.02
                                                                 ============      ============      ============      ============
Net income (loss) per share from discontinued operation          $      (0.00)     $       0.00      $      (0.00)     $       0.00
                                                                 ============      ============      ============      ============
Basic and diluted earnings per share                             $       0.01      $       0.02      $       0.02      $       0.02
                                                                 ============      ============      ============      ============
Weighted average number of basic and diluted share outstanding     61,549,451        55,500,000        61,524,862        55,500,000
                                                                 ============      ============      ============      ============

Weighted average number of basic and dilutive shares outstanding for the three and six month period ended June 30, 2007 and 2006 is the same since the effect of dilutive securities are anti-dilutive.


  The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     [FORMERLY CLAREMONT TECHNOLOGIES CORP.]
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2007 AND 2006
                                   (UNAUDITED)

                                                                              2007                   2006
                                                                          -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
            Net Income                                                    $ 1,202,592            $   845,848
            Adjustments to reconcile net income to net cash
            provided by (used in) operating activities:
            Contribution of capital - rent                                         --                 14,944
            Depreciation                                                      382,839                122,902
            Loss from discontinued operations                                   6,425
            (Increase) decrease in current assets:
               Advances to employees                                               --                 17,970
               Other receivable                                               295,092                     --
               Prepaid expense                                                 22,911               (604,496)
             Increase (decrease) in current liabilities:
               Accounts payable and accrued expenses                         (464,983)               322,038
               Deferred revenue                                              (169,247)              (926,231)
                                                                          -----------            -----------
            Net cash provided by (used in) operating activities             1,275,629               (207,025)
                                                                          -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
            Proceeds from loan receivable                                          --                622,626
            Decrease of due from shareholder                                       --              1,125,614
            Increase of restricted cash for bank loan                      (1,972,500)                    --
            Acquisition of property and equipment                             (33,322)               (25,896)
                                                                          -----------            -----------
            Net cash provided by (used in)  investing activities           (2,005,822)             1,722,344
                                                                          -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
            Advance to related parties                                     (1,261,969)                    --
                                                                          -----------            -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                   57,742                 24,339
                                                                          -----------            -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  (1,934,420)             1,539,658

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                2,312,358              2,319,631
                                                                          -----------            -----------

CASH AND CASH EQUIVALENTS, ENDING BALANCE                                 $   377,938            $ 3,859,289
                                                                          ===========            ===========

SUPPLEMENTAL DISCLOSURES:

                 Income tax payments                                      $        --            $        --
                                                                          ===========            ===========

                 Interest payments                                        $   490,371            $   358,736
                                                                          ===========            ===========

            Non cash transactions:

                 Issuance of shares for reverse acquisition               $       150            $        --
                                                                          ===========            ===========

         The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

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

      On June 15, 2006, BIL entered into an agreement with BTS, and pursuant to the agreement, all the shareholders of BTS transferred all their ownership of BTS to BIL at no cost. Prior to the acquisition, BIL and BTS had common shareholders owning the same percentage of ownership in both companies.

      BIL donated the right to use land and other properties to BTS as capital contribution. The title change is still in the process.

      On October 12, 2006 China Ivy and the shareholders of Brighter International, entered into a Share Exchange Agreement in which China Ivy acquired 100% of Brighter International's outstanding common stock. Under the Share Exchange Agreement the shareholders of Brighter International received 55,250,000 newly issued common shares of China Ivy. The acquisition was accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, the merger of the two companies has been recorded as a recapitalization of BIL, with BIL being treated as the continuing entity. The historical financial statements presented are those of BIL. The continuing company has retained December 31 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Unaudited Interim Financial Information

      The accompanying unaudited consolidated financial statements have been prepared by China Ivy, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments)
which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

Foreign currency transactions and comprehensive income (loss)

As of June 30, 2007, the accounts of Brighter International and Safe Cell were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY) and Canadian Dollars (CAD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

During the six months ended June 30, 2007, the transactions of Brighter International and Safe Cell were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) and Canadian Dollars (CAD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of China Ivy and its wholly owned subsidiaries Brighter International and Blue Tassel, collectively referred to within as the Company. All material inter-company accounts, transactions and profits have been eliminated in consolidation.

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

   Construction and Decoration                                     40 years
   Equipment (including electronic facilities, sports &
     recreation facilities)                                        10 years
   Automobile                                                      10 years
   Furniture and Fixtures                                          5 years
   Computer Hardware and Software                                  5 years

As of June 30, 2007 the property, plant and equipment of the Company consisted of the following:

                Building                              18,459,057
                Computer equipments                      190,741
                Equipments                             1,805,394
                Automobile                                25,882
                Accumulated depreciation              (1,462,057)
                                                      ----------
                                                      19,019,017
                                                      ----------

The Company had depreciation expense of $272,543 and $382,839 for the three-month and six-month periods ended June 30, 2007.The depreciation expense for the three-month and six-month periods ended June 30, 2006 was $46,786 and $122,902.

The Company obtained the House Property Title on four buildings and accompanying infrastructures located in Suzhou City Wuzhou Economy Development District from its former shareholder Minglong Industry, totaling 2,092,686 square meters. The buildings are pledged to Huaxia Bank Suzhou Branch for a loan of $5,391,500 from May 25, 2007 to May 25, 2009. The net historical value of the buildings transferred amounted to $13,926,206 on June 30, 2007.

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings or loss per share were $0.02 and $0.02 for the six months periods ended June 30, 2007 and 2006 respectively.

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

Note C - OTHER RECEIVABLES

      As of June 30, 2007, the Company had $93,771 other receivables, including $9,581 advanced to employees, $56,765 receivables from students, and $27,425 from outside companies and tax receivables. These receivables are interest free, unsecured, and due on demand.

Note D - PREPAID EXPENSES

      As of June 30, 2007, prepaid expenses were comprised of advances to vendors of $24,695. The Company made advance payments to vendors before the delivery of goods and services. The deposits are settled upon receiving the goods or services.

Note E - RECEIVABLE FROM A RELATED PARTY

      As of June 30, 2007, $160,453 was outstanding from a former shareholder of BTS Minglong Industry Inc. The receivable from this related party is interest free, unsecured, all current, and due on demand.

Note F - LAND USE OF RIGHT

      At May 22, 2007, the Company obtained the National Land Use of Right and house property title for the land, buildings and accompanying infrastructures where Blue Tassel School is operating from the former shareholder Minglong Industry. The piece of land is 91,993.32 square meters, and is pledged to Huaxia Bank Suzhou Branch for a loan of $2,498,500 from May 25, 2007 to September 18, 2009. The land use of right will expire on January 17, 2051. The land of use right was recorded at net historical value of $5,358,177.

Note G - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      The Company's accounts payable and accrued expenses amounted to $822,878 as of June 30, 2007. The accounts payable and accrued expenses are summarized as follows:

                                                                   US$

      Accounts payable to vendors                             $     647,927
      Accrued salaries and wages                                     99,242
      Accrued student deposits                                       71,764
      Accrued consulting expense                                      3,945
                                                              --------------
      Total accounts payable and accrued expenses             $     822,878
                                                              ==============

Note H - OTHER PAYABLES

      Other payables were amounted to $267,554 as of June 30, 2007. The amount represents the advance from a non-affiliated company. All of the payables were interest free, unsecured, all current, and due on demand.

Note I - DEFERRED REVENUE

      Tuition and accommodation revenue received from students are recognized proportionately as the courses and accommodation services in the semesters are delivered. Tuition and accommodation fees paid in advance are recorded as deferred revenue. The company has recorded deferred revenue of $291,577 as of June 30, 2007.

Note J - DIVIDEND PAYABLE

      Blue Tassel allocated a part of its retained earnings as dividend payable to its former shareholder, Minglong Industry Ltd., as approved per the shareholder's meeting. The dividend payable amounted to approximately $3,796,177. This dividend was approved by the Shareholders before the acquisition of Blue Tassel and its parent company by the public entity. There were no dividends declared or distributed to shareholders of the six months ended June 30, 2007.

Note K - INCOME TAXES

      The Company is governed by the Income Tax Laws of the PRC. Pursuant to the PRC relevant laws & regulations and tax law, schools are exempt from paying of income tax. Hence the Company enjoys the preferential policies for exemption from enterprise income tax.

Note L - LOANS PAYABLE

      The Company has loans payable amounting to $15,780,000 as of June 30, 2007. The loans are secured by a certificate of deposit for $1,972,500. The loans payable at June 30, 2007 comprised of the following:

                                  June 30, 2007
                                  -------------

Loan payable to a bank in China, interest
at 5.265% per annum, due by July 11,
2007                                                                 $ 2,630,000

Loan payable to a bank in China, interest
at 8.64% per annum, due by August 10,
2007                                                                   1,512,250

Loan payable to a bank in China, interest
at 8.64% per annum, due by August 10,
2007                                                                     723,250

Loan payable to a bank in China, interest
at 5.022% per annum, due by August 22,
2007                                                                     657,500

Loan payable to a bank in China, interest
at 5.022% per annum, due by September
15, 2007                                                               1,315,000

Loan payable to a bank in China, interest
at 5.67% per annum, due by September
18, 2007                                                               5,391,500

Loan payable to a bank in China, interest
at 8.61% per annum, due by December
24, 2007                                                               1,052,000

Loan payable to a bank in China, interest
at 5.67% per annum, due by September
18, 2009                                                               2,498,500
                                                                     -----------

Total                                                                 15,780,000

Current portion                                                       13,281,500
                                                                     -----------
Long-term portion                                                      2,498,500
                                                                     ===========

Note M - COMMITMENTS

      Operating Lease

      The Company currently leases, at no cost, building space and land from MingLong Industry Ltd., one of the Company's former shareholders. The Company will renew the lease for a ten-year period beginning January 1, 2009, and will thenceforth pay a rent based on current Suzhou market rates. The school has recorded rent expenses of $0 for the three months ended June 30,2007.

Note N - STATUTORY COMMON WELFARE FUND

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

      The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2006. The amount included in the statutory reserve for the six ended June 30, 2007 amounted to $69,034.

Note O - STATUTORY RESERVE

      In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $138,067 as statutory reserve for the six months ended June 30, 2007.

Note P - STOCKHOLDERS' EQUITY

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

      On October 12, 2006 the Company and the shareholders of Brighter International Limited, a Nevada Corporation, entered into a Share Exchange Agreement in which the Company acquired 100% of BIL's outstanding common stock. Under the Share Exchange Agreement the shareholders of BIL received 55,250,000 newly issued common shares of the company. As a result of the Exchange Agreement, Brighter International Limited became a wholly-owned subsidiary of China Ivy School, Inc.

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

      On May 29, 2007, we entered into a Fixed Price Standby Equity Distribution Agreement with five investors listed therein (each, an "Investor", collectively, the "Investors"). Pursuant to the Fixed Price Standby Equity Distribution Agreement, the Company may, at its discretion, periodically sell to the Investors up to 20 million shares of the Company's common stock, par value $.001 per share, for a total purchase price of up to $13 million (a per share purchase price of $0.65 per share). The Investors' obligation to purchase shares of common stock under the Fixed Price Standby Equity Distribution Agreement is subject to certain conditions, including the Company obtaining an effective registration statement for the resale of the common stock sold under the Fixed Price Standby Equity Distribution Agreement. The maximum amount of advance under the Fixed Price Standby Equity Distribution Agreement cannot exceed $4,333,333. In no event can the number of shares issued to any Investor pursuant to an advance cause any Investor to own more than 9.9% of the shares of common stock outstanding. There can be no assurance that the Investors will honor their obligations should the Company choose to exercise its rights under the Fixed Price Standby Equity Distribution Agreement.

      On May 30, 2007, the Company issued 150,000 shares of common stock to the officer of Safe Cell to settle a loan owned to the officer before the reverse merger. The stock issuance was valued at the par value and treated as consideration for the acquisition accounted for as the reverse acquisition.

Note Q - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at December 31, 2006 and June 30, 2007 are as follows:

                                         Foreign Currency Translation
                                                  Adjustment

Balance at December 31, 2006         $                           154,299
Change in 2007                                                   140,394
                                     -----------------------------------
Balance at June 30, 2007             $                           294,693
                                     ===================================

Note R - ENTITY HELD FOR DISPOSITION

On May 30, 2007 the Company board of directors approved a memorandum and decided to spin-off the Company's wholly owned subsidiary Safe Cell.

With respects to the spin off of SCT, the Company will cooperate in taking all reasonable steps asked of the Company by Safe Cell's former and future management. These steps may include the Company executing the required corporate actions to issue additional shares of Safe Cell to Safe Cell management, consultants and investors or as directed by Safe Cell management. The parties will exercise commercially reasonable efforts to complete the spin-off before September 30, 2007 or as soon thereafter as is practicable.

         The components of loss from operations related to discontinued operations for the six months ended June 30, 2007 are shown below.

Assets held for sale                        Three month           Six month
                                            period ended         period ended
                                           June 30, 2007        June 30, 2007
                                           -------------        -------------

Sales, net                                  $  2,292              $  4,293
Cost of sales                                     --                    --
                                            --------              --------

Gross profit                                   2,292                 4,293
                                            --------              --------
General and administrative expenses            5,625                 10,718
                                            --------              --------

loss from operations                          (3,333)               (6,425)

Other (Income) Expense

    Interest income                               --                    --
    Other income                                  --                    --
                                            --------              --------

Total Other (Income) Expense                      --                    --
                                            --------              --------

loss before income tax                        (3,333)               (6,425)

Provision for income tax                          --                    --
                                            --------              --------

Net loss from discontinued operations       $ (3,333)             $ (6,425)
                                            ========              ========

Assets and liabilities for the entity held for sale as of June 30, 2007 are as follows:

Assets
     Cash and cash equivalents                                        $     246
     Inventories                                                         11,040
                                                                      ---------
           Total Assets                                                  11,286

Liabilities
     Accounts payable and accrued expense                             $     294
 Payable to related party                                               183,152
                                                                      ---------
           Total Liabilities                                            183,446

                       Net assets held for sale                       ($172,160)
                                                                      =========

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

The following table presents the statement of operations for the three months ended June 30, 2007 as compared to the comparable period of the three months ended June 30, 2006. The discussion following the table is based on these results.

                                                         2007           2006
                                                         ----           ----
Net Revenue                                          $ 1,663,813    $ 1,652,857
Operating Expenses
          Depreciation                                   272,543         46,786
          General and administrative expenses            501,024        579,833
                                                     -----------    -----------
                        Total operating expenses         773,567        626,619
                                                     -----------    -----------
Income from operations                                   890,246      1,026,238
                                                     -----------    -----------
Other (Income) Expense
          Interest income                                     --            (38)
          Miscellaneous (income) expense                    (450)       (20,342)
          Interest expense                               253,438        164,987
                                                     -----------    -----------
                        Total Other Income               252,988        144,607
                                                     -----------    -----------
Income from continued operations                     $   637,258    $   881,631
                                                     ===========    ===========
Loss from discontinued operations                         (3,333)             0
                                                     -----------    -----------
Net income                                           $   633,925    $   881,631
                                                     ===========    ===========

Net revenue

      Net revenue for the three months ended June 30, 2007 totaled $1,663,813 compared to $1,652,857 for the three months ended June 30, 2006, an increase of $10,956, or approximately 1%. The increase was due to a small increase in enrollment in for the three months ended June 30, 2007 as compared to 2006.


Operating Expense

General and administrative expenses for the three months ended June 30, 2007 totaled $773,567 or approximately 46.5% of net revenue, compared $626,619 or approximately 38% for the three months ended June 30, 2006. The increase in operating expense of $146,948 or approximately 23.4% was due to increased fees related to recruiting.

Income (Loss) from Operations

Income (loss) from operations for the three months ended June 30, 2007 was $890,246 or approximately 53.5% of net revenue as compared to $1,026,238 or approximately 62.1% of net revenue for the three months ended June 30, 2006, a decrease in income of $135,992 or approximately 13.2%. The decrease in our income was due increased expenses for recruiting for the three months ended June 30, 2007 as compare to the same period in 2006.

Interest Expense

Interest expense for the three months ended June 30, 2007 totaled $253,438 compared to $164,987 for the three months ended June 30, 2006, an increase of $88,451 or approximately 53.6%. The increase was due to loan obtained for campus construction and further development.

Net Income (loss)

Our net income was $633,925 for the three months ended June 30, 2007 compared to $881,631 for the same period in 2006, a decrease in income of $247,706 or approximately 28.1%. The decrease in net income was primarily due to reason described above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

The following table presents data from our statement of operations for the six months ended June 30, 2007 as compared to the comparable period of the six months ended June 30, 2006. The discussion following the table is based on these results.

                                                            Six Month Ended
                                                                June 30
                                                         2007            2006
                                                     -----------     -----------
Net Revenue                                          $ 3,050,432     $ 2,323,595
Operating Expenses
        Depreciation                                     382,839         122,902
        General and administrative expenses              984,219       1,015,511
                                                     -----------     -----------
                Total operating expenses               1,367,058       1,138,413
                                                     -----------     -----------
Income from operations                                 1,683,374       1,185,182
                                                     -----------     -----------
Other (Income) Expense
        Interest income                                       --           1,522
        Miscellaneous (income) expense                   (16,014)        -20,924
        Interest expense                                 490,371         358,736
                                                     -----------     -----------
                Total Other Income                       474,357         339,334
                                                     -----------     -----------
Income from continued operations                     $ 1,209,017     $   845,848
                                                     ===========     ===========
Loss from discontinued operations                         (6,425)              0
Net income                                           $ 1,202,592     $   845,848
                                                     ===========     ===========

Net revenue

Net revenue for the six months ended June 30, 2007 totaled $3,050,432 compared to $2,323,595 for the six months ended June 30, 2006, an increase of $726,837, or approximately 31.3%. The increase was due to increased accumulated enrollment in 2007 as compared to 2006, and the increased spring recruiting number in kindergarten.

Operating Expense

Operating expenses, consisting mainly of depreciation and general and administrative expenses, were $1,367,058 the six months ended June 30, 2007 totaled $1,367,058 or approximately 44.8% of net revenue, compared $1,138,413 or approximately 49% of net revenue for the six months ended June 30, 2006. The increase in operating expense of $228,645 or approximately 20% was due to an increase in depreciation expenses as a result of the increase in the Company's facilities offset by a slight reduction in general and administrative expenses.

Income (Loss) from Operations

Income (loss) from operations for the six months ended June 30, 2007 was $1,683,374 or approximately 55.1% of net revenue as compared to $1,185,182 or approximately 51% of net revenue for the six months ended June 30, 2006, an increase in income of $498,192 or approximately 42%. The increase in our income was due increased revenue for the six months ended June 30, 2007 as a result of the expansion of our operations.

Interest Expense

Interest expense for the six months ended June 30, 2007 totaled $490,371 compared to $358,736 for the six months ended June 30, 2006, an increase of $131,635 or approximately 36.7%. The increase was due to loan obtained for campus construction and further development.

Net Income (loss)

Our net income was $1,202,592 for the six months ended June 30, 2007 compared to $845,848 for the same period in 2006, an increase in income of $356,744 or approximately 42.2%. The increase in net income was primarily due to the reasons described above.

LIQUIDTY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $377,938 at June 30, 2007 and current assets totaled $656,857 at June 30, 2007. The Company's total current liabilities were $18,631,845 at June 30, 2007, of which $3,796,177 is a dividend payable and $13,281,500 is loans payable with various maturity dates. These loans will be automatically renewed upon maturity. Working capital at June 30, 2007 was ($17,974,988). Net cash provided by operations for the six months ended June 30, 2007 was $1,275,629, as compared to cashed used in operation of ($207,025) during the same period in 2006. The increase in net cash provided by operating activities was a result of the decrease in accounts payable and deferred revenue.

Net cash used in investing activities totaled ($2,005,822) for the six months ended June 30, 2007, compared with net cash generated by investing activities of $1,722,344 for the same period in 2006.

Working Capital Requirements

Historically operations, short term financing and the sale of our company stock have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from operations to satisfy our working capital needs. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and raising capital.

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

Dated: August 13, 2007

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