Form 10QSB
period 2007-09-30
CHINA IVY SCHOOL, INC.
filed 2007-11-14
CIK 1130128

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2007

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ________________

                        Commission file number 000-29245


                             CHINA IVY SCHOOL, INC.
           ----------------------------------------------------------
           (Exact name of small business as specified in its charter)


            Nevada                                       98-0338263
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

                         Anlian Building, Suite #A 1501
                        Futian District, Shenzhen, China
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (852) 2511-1665
                ------------------------------------------------
                (Issuer's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 61,650,001 shares of Common Stock, $.001 per share, as of November 12, 2007

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                             CHINA IVY SCHOOL, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------
           PART I.  FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

           Consolidated Balance Sheet as of September 30, 2007 (unaudited)..   2

           Consolidated Income Statements for the three and nine
           month periods ended September 30, 2007 (unaudited) and
           September 30, 2006 (unaudited) ..................................   3

           Consolidated Statement of Cash Flows for the nine month
           periods Ended September 30, 2007 (unaudited) and September
           30, 2006 (unaudited) ............................................   4

           Notes to Condensed Consolidated Financial Statements ............   5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations .......................................  17

Item 3.    Controls and Procedures .........................................  22

                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K ................................  23

SIGNATURES .................................................................  24

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)

                                     ASSETS

Current Assets
              Cash and cash equivalents                              $   210,897
              Receivable from related parties                          3,664,997
              Prepaid expenses                                            32,155
              Other receivables                                            6,054
              Restricted cash                                            667,000
                                                                     -----------
                      Total Current Assets                             4,581,103

Property and Equipment, Net                                           19,104,634
Land of Use Right                                                      5,401,576

                                                                     -----------
Total Assets                                                         $29,087,313
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
              Accounts payable and accrued expenses                  $   439,971
              Other payables                                             534,020
              Deferred revenue                                         2,037,995
              Dividend payable                                         3,851,026
              Net liabilities held for disposition                       180,112
              Loan payable                                             6,670,000
                                                                     -----------
                    Total Current Liabilities                         13,713,124
                                                                     -----------

Loan Payable - Non Current                                             8,004,000
                                                                     -----------
Total Liabilities                                                     21,717,124
                                                                     -----------

Stockholders' Equity
              Common stock, $.001 par value, 100,000,000
              shares authorized, 61,650,001, issued and outstanding       61,650

              Additional paid in capital                               3,275,035

              Statutory reserve                                          844,970

              Comprehensive income                                       405,554
              Retained earnings                                        2,782,980
                                                                     -----------
              Total Stockholders' Equity                               7,370,188
                                                                     -----------
Total Liabilities and Stockholders' Equity                           $29,087,313
                                                                     ===========

    The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
                         CONSOLIDATED INCOME STATEMENTS
                                   (UNAUDITED)

                                                                     For the Three Month Periods        For the Nine Month Periods
                                                                         Ended September 30,               Ended September 30,
                                                                        2007             2006             2007             2006
                                                                    ------------     ------------     ------------     ------------
Net revenue                                                         $  2,449,771     $  2,200,580     $  5,500,203     $  4,524,175

Operating expenses
         Depreciation                                                    225,019           52,935          607,858          175,837
         General and administrative expenses                             587,220          381,522        1,571,439        1,397,033
                                                                    ------------     ------------     ------------     ------------
                  Total operating expenses                               812,239          434,457        2,179,297        1,572,870
                                                                    ------------     ------------     ------------     ------------

Income from operations                                                 1,637,532        1,766,123        3,320,906        2,951,305
                                                                    ------------     ------------     ------------     ------------

Other (income) expense
         Finance expenses                                                  9,856           41,470            9,903           42,992
         Interest income                                                 (22,831)         (22,485)         (38,845)         (43,409)
         Interest expense                                                259,434          203,117          749,758          561,853
                                                                    ------------     ------------     ------------     ------------
                  Total Other Expense                                    246,459          222,102          720,816          561,436
                                                                    ------------     ------------     ------------     ------------

Income from continued operations                                       1,391,074        1,544,021        2,600,090        2,389,869

Loss from discontinued operations                                         (7,952)              --          (14,377)              --
                                                                    ------------     ------------     ------------     ------------

Net income                                                             1,383,122        1,544,021        2,585,713        2,389,869

Other comprehensive income
           Foreign currency translation gain                             110,861           89,502          251,255           58,881
                                                                    ------------     ------------     ------------     ------------

Comprehensive income                                                $  1,493,983     $  1,633,523     $  2,836,968     $  2,448,750
                                                                    ============     ============     ============     ============

Net income  per share from continued operations                     $       0.02     $       0.03     $       0.04     $       0.04
                                                                    ============     ============     ============     ============
Net income per share from discontinued operations                   $       0.00     $       0.00     $       0.00     $       0.00
                                                                    ============     ============     ============     ============
Basic and diluted earnings per share                                $       0.02     $       0.03     $       0.04     $       0.04
                                                                    ============     ============     ============     ============
Weighted average  number of  basic and diluted share outstanding      61,650,000       55,500,000       61,567,033       55,500,000
                                                                    ============     ============     ============     ============

    The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
          FOE THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2007 AND 2006
                                   (UNAUDITED)

                                                                                    2007                    2006
                                                                                 -----------             -----------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net Income                                                                  $ 2,585,713             $ 2,389,869
     Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation                                                                    607,858                 175,837
     Loss from discontinued operations                                                14,377                      --
     (Increase) decrease in current assets:
        Other receivable                                                             384,437                 389,441
        Prepaid expense                                                               16,118                (195,784)
     Increase (decrease) in current liabilities:
        Accounts payable and accrued expenses                                       (693,595)              1,709,925
        Deferred revenue                                                           1,536,985                 156,684
                                                                                 -----------             -----------
     Net cash provided by operating activities                                     4,451,895               4,625,973
                                                                                 -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Acquisition of property and equipment                                           (37,250)             (1,500,481)
     Cash provided from discontinued operations                                          494                      --
                                                                                 -----------             -----------
     Net cash used in  investing activities                                          (36,756)             (1,500,481)
                                                                                 -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from (payment on) bank loans                                        (1,306,400)              1,249,800
     Decrease of restricted cash secured for bank loans                            1,306,400                      --
     Proceeds from a related party                                                   357,764                      --
     Advance to a related party                                                   (4,957,195)             (2,283,468)
                                                                                 -----------             -----------
     Net cash used in financing activities                                        (4,599,430)             (1,033,668)
                                                                                 -----------             -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                           7,354                  69,331
                                                                                 -----------             -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (176,938)              2,161,155

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                         387,835               2,319,631
                                                                                 -----------             -----------

CASH AND CASH EQUIVALENTS, ENDING BALANCE                                        $   210,897             $ 4,480,786
                                                                                 ===========             ===========

SUPPLEMENTAL DISCLOSURES:
     Income tax payments                                                         $        --             $        --
                                                                                 ===========             ===========
     Interest payments                                                           $   749,758             $   561,853
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

    The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

                     (Formerly Claremont Technologies Corp.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note A - ORGANIZATION

      China Ivy School, Inc. (Formerly Claremont Technologies Corp.) ("China Ivy") was incorporated on September 14, 1999 under the laws of the State of Nevada. The Company acquired a wholly owned subsidiary Safe Cell Tab Inc. ("Safe Cell") on August 22, 2003. Safe Cell was incorporated on May 9, 1996 under the laws of the Province of British Columbia, Canada. Brighter International Limited ("Brighter International", "BIL"), an education investment enterprise, was organized in accordance with the General Corporation Act of the State of Nevada on June 1st, 2006. Blue Tassel School ("Blue Tassel", "BTS") was established in 2001 under the laws of the Peoples' Republic of China. BIL owns 100% of the outstanding shares of BTS.

      On June 15, 2006, BIL entered into an agreement with BTS, and pursuant to the agreement, all the shareholders of BTS transfer all their ownership of BTS to BIL at no cost. Prior to acquisition, BIL and BTS had common shareholders owning the same percentage of ownership in both companies.

      BIL donated land use rights and other properties to BTS as capital contribution. The title change is still in process.

      On October 12, 2006 China Ivy and the shareholders of Brighter International entered into a Share Exchange Agreement in which China Ivy acquired 100% of Brighter International's outstanding common stock. Under the Share Exchange Agreement the shareholders of Brighter International received 55,250,000 newly issued common shares of the company. The acquisition was accounted for as a reverse acquisition under the purchase method of accounting. Accordingly, the merger of the two companies has been recorded as a recapitalization of BIL, with BIL being treated as the continuing entity. The historical financial statements presented are those of BIL. The continuing company has retained December 31 as its fiscal year end. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Unaudited Interim Financial Information

      The accompanying unaudited consolidated financial statements have been prepared by China Ivy, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-QSB and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-KSB. The results of the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

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

      Foreign currency transactions and comprehensive income (loss)

      As of September 30, 2007, the accounts of Brighter International and Safe Cell were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY) and Canadian Dollars (CAD). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

      During the nine months ended September 30, 2007, the transactions of Brighter International and Safe Cell were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) and Canadian Dollars
      (CAD) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

      Blue Tassel is governed by the Income Tax Laws of the PRC. Pursuant to the regulations and tax law of the PRC, the Company is exempt from income tax.

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

      Construction and Decoration                                                    40 years
      Equipment (including electronic facilities, sports & recreation facilities)    10 years
      Automobiles                                                                    10 years
      Furniture and Fixtures                                                         5 years
      Computer Hardware and Software                                                 5 years

      As of September 30, 2007 the property, plant and equipment of the Company consisted of the following:

            Building                                     18,725,766
            Computer equipments                             195,205
            Equipments                                    1,833,540
            Automobile                                       26,256
            Accumulated depreciation                     (1,676,131)
                                                       ------------

                                                       $ 19,104,634
                                                       ============


      The Company had depreciation expense of $225,019 and $607,858 for the three-month and nine-month periods ended September 30, 2007. The depreciation expense for the three-month and nine-month periods ended September 30, 2006 was $52,935 and $175,837.

      In June 2007, the Company obtained the House Property Title on twenty buildings and accompanying infrastructures located in Suzhou City Wuzhong Economy Development District from its former shareholder Minglong Industry, totaling 50,113.81 square meters in which 29,186,95 square meters are pledged to Huaxia Bank Suzhou Brach to secure a loan of $3,335,500 from May 25, 2007 to December 24, 2007, and 20,926.86 square meters of building space is pledged to Huaxia Bank Suzhou Branch for a loan of $5,469,400 from May 25, 2007 to May 25, 2009. The net historical value of the buildings transferred amounted to approximately $13,926,206 as of the transference date.

      Basic and Diluted Earnings Per Share

      Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings or loss per share were $0.04 for the both nine-months periods ended September 30, 2007 and 2006 respectively.

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

Note C - OTHER RECEIVABLES

      As of September 30, 2007, the Company had $6,054 in other receivables comprised of advances made to employees. These receivables are interest free, unsecured, and due on demand.

Note D - PREPAID EXPENSES

      As of September 30, 2007, prepaid expenses comprised of advances to vendors of $32,155. The Company made advance payments to vendors before the delivery of goods and services. The deposits are settled upon receiving the goods or services.

Note E - RECEIVABLE FROM A RELATED PARTY

      As of September 30, 2007, $3,664,997 was outstanding from the Chairman of the Board of directors of BTS Minglong Industry Inc. This receivable is interest free, unsecured, current, and due on demand.

Note F - LAND USE RIGHT

      At May 22, 2007, the Company obtained the National Land Use Right and house property title for the land, buildings and accompanying infrastructures where Blue Tassel School is operating from the former shareholder Minglong Industry, The land totals 91,993.32 square meters, and is pledged to Huaxia Bank Suzhou Branch for a loan of $2,534,600 from May 25, 2007 to September 18, 2009. The land use right will expire on January 17, 2051. The land use right was recorded at $5,401,576, net of depreciation expense of $34,020 during three month period ended September 30, 2007.

      The amortized expenses for the land use right for the five years after September 30, 2007 are as follows:

             September 30, 2008                             $136,080
             September 30, 2009                              136,080
             September 30, 2010                              136,080
             September 30, 2011                              136,080
             September 30, 2012                              136,080
                                                            --------
              Total                                         $680,400
                                                            ========

Note G - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      The Company's accounts payable and accrued expenses as of September 30, 2007 are summarized as follows:

      Accounts payable to vendors                                 $436,869
      Accrued expense                                                3,102
                                                                  --------
      Total accounts payable and accrued expenses                 $439,971
                                                                  ========

Note H - OTHER PAYABLES

      Other payables amounted to $534,020 as of September 30, 2007. The amount includes a $370,731 advance from a non-affiliated company, $98,654 of miscellaneous withholdings from students, $39,368 payable to extra-curricular activities and $25,267 in other payables. All of the payables are interest free, unsecured, all current, and due on demand.

Note I - DEFERRED REVENUE

      Tuition and accommodation revenue received from students are recognized proportionately as the courses and accommodation services in the semesters are delivered. Tuition and accommodation fees paid in advance are recorded as deferred revenue. The company has recorded deferred revenue of $2,037,995 as of September 30, 2007.

Note J - DIVIDEND PAYABLE

      Blue Tassel allocated a part of its retained earnings as dividend payable to its former shareholder, Minglong Industry Ltd., as approved per the shareholder's meeting. The dividend payable amounted to approximately $3,851,026. This dividend was approved by the Shareholders before the acquisition of Blue Tassel and its parent company by the public entity. There were no dividends declared or distributed to shareholders of the nine-months ended September 30, 2007.

Note K - INCOME TAXES

      The Company is governed by the Income Tax Laws of the PRC. Pursuant to the PRC relevant laws & regulations and tax law, schools are exempt from paying of income tax. Hence the Company enjoys the preferential policies for exemption from enterprise income tax.

Note L - LOANS PAYABLE

      The Company has loans payable amounting to $14,674,000 as of September 30, 2007, secured by a certificate of deposit for $667,000. The loans payable at September 30, 2007 are comprised of the following:

                               September 30, 2007
--------------------------------------------------------------------------------
      Loan payable to a bank in China, interest at
      9.0% per annum, due by October 10, 2007                  $ 1,534,100

      Loan payable to a bank in China, interest at
      9.0% per annum, due by October 10, 2007                      733,700

      Loan payable to a bank in China, interest at
      8.424% per annum, due by December 24, 2007                 1,067,200

      Loan payable to a bank in China, interest at
      5.589% per annum, due by February 22, 2008                   667,000

      Loan payable to a bank in China, interest at
      5.913% per annum, due by July 20, 2008                     2,668,000

      Loan payable to a bank in China, interest at
      6.07% per annum, due by September 18, 2009                 2,534,600


      Loan payable to a bank in China, interest at
      6.075% per annum, due by September 18, 2009                5,469,400


      Total                                                    $14,674,000

      Current portion                                          $ 6,670,000
                                                               -----------
      Long-term portion                                        $ 8,004,000
                                                               ===========

Note M - COMMITMENTS

      Operating Lease

      The Company leases building space from Minglong Industry Ltd., one of the shareholders of the Company. The term of the lease agreement will be 10 year starting from January 1, 2009 to December 31, 2019. The Company will pay the rent based on the Suzhou house rental market status at that time. The school has recorded rent expenses of $0 for the nine month period ended September 30, 2007.

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

      The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2006. The amount included in the statutory reserve for the nine-months ended September 30, 2007 amounted to $145,119.

Note O - STATUTORY RESERVE

      In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounting $290,239 as statutory reserve for the nine months ended September 30, 2007.

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

      The Company entered into a Fixed Price Standby Equity Distribution Agreement ("Agreement") on May 29, 2007 with five investors ("Investors"). Pursuant to the Agreement, the Company may, at its discretion, periodically sell to the Investors up to 20 million shares of the Company's common stock and the Investors are obligated to purchase at a fixed per share purchase price of $0.65 or up to $13 million. The maximum amount of each advance under the Agreement cannot exceed $4,333,333. In no event can the number of shares issued to any Investor pursuant to an advance cause any Investor to own more than 9.9% of the shares of common stock outstanding.

      On May 30, 2007, the Company issued 150,000 shares of common stock to the officer of Safe Cell to settle a loan owned to the officer before the reverse merger. The stock issuance was valued at the par value and treated as consideration for the acquisition accounted for as the reverse acquisition.

Note Q - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at December 31, 2006 and September 30, 2007 are as follows:

                                                  Foreign Currency
                                               Translation Adjustment

            Balance at December 31, 2006      $                154,299
            Change in 2007                                     251,255
                                              ------------------------
            Balance at September 30, 2007     $                405,554
                                              ========================

Note R - ENTITY HELD FOR DISPOSITION

      On May 30, 2007 the Company Board of Directors decided to spin off the Company's wholly owned subsidiary Safe Cell.

      The Company shall cooperate in taking all reasonable steps asked of the Company by Safe Cell former and future management. These steps may include the Company executing the required corporate actions to issue additional shares of Safe Cell to Safe Cell management and consultants, investors or as directed by Safe Cell management. The parties will exercise commercially reasonable efforts to complete the spin-off before September 30, 2007 or as soon thereafter as is practicable.

The components of income (loss) from operations related to discontinued operations for the nine-months ended September 30, 2007 are shown below.

Assets held for sale                      Three month period ended        Nine month period ended
                                             September 30, 2007             September 30, 2007
                                         --------------------------     --------------------------
Sales, net                               $                      818     $                    5,111
Cost of sales                                                    --                             --
                                         --------------------------     --------------------------
Gross profit                                                    818                          5,111
General and administrative expenses                           8,770                         19,488
                                         --------------------------     --------------------------
loss from operations                                         (7,952)                       (14,377)

Other (Income) Expense

    Interest income                                              --                             --
    Other income                                                 --                             --
                                         --------------------------     --------------------------

Total Other (Income) Expense                                     --                             --
                                         --------------------------     --------------------------

loss before income tax                                       (7,952)                       (14,377)

Provision for income tax                                         --                             --
                                         --------------------------     --------------------------
Net loss from discontinued operations    $                   (7,952)    $                  (14,377)
                                         ==========================     ==========================

Assets and liabilities for the entity held for disposition as of September 30, 2007 are as follows:

      Assets
           Cash and cash equivalents                            $     494
           Receivable                                                 298
           Inventories                                             10,822
                                                                ---------
                 Total Assets                                      11,614

      Liabilities
           Accounts payable and accrued expense                        --
       Payable to related party                                   191,726
                                                                ---------
                 Total Liabilities                                191,726
                                                                ---------
                        Net liabilities held for disposition    $(180,112)
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

OVERVIEW

Through its wholly-owned subsidiary the Company operates the Blue Tassel School ("BTS"), an education center located in Suzhou and organized under the laws of China. BTS is accredited by the Jiangsu Educational committee as a boarding school comprising grades from kindergarten through senior school, including an international school. The five schools that comprise BTS are kindergarten, primary school, junior high school, senior high school, and an international school.

BTS's education program includes compulsory level education, ample elective courses, activity courses, student societies, clubs, and seminars presented by famous scholars and successful individuals. Large-scale social practices and educational activities compose a highly selective and personal curriculum, where children can fully develop their personalities and discover their potential. The comprehensive education system of BTS includes science, art, multi-language, information technology, international understanding, ethics and behavior, adolescence, and ideal seminars. Interaction between students and instructors, an efficient learning environment, and small class teaching are the core ideas for attentive learning and effective study.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

The following table presents the statement of operations for the three months ended September 30, 2007 as compared to the comparable period of the three months ended September 30, 2006. The discussion following the table is based on these results. Certain columns may not add due to rounding

                                               For the Three Month Periods Ended
                                                        September 30,
                                                    2007            2006
                                                 -----------     -----------
Net revenue                                      $ 2,449,771     $ 2,200,580

Operating expenses
      Depreciation                                   225,019          52,935
      General and administrative expenses            587,220         381,521
                                                 -----------     -----------
          Total operating expenses                   812,239         434,457
                                                 -----------     -----------

Income from operations                             1,637,532       1,766,124
                                                 -----------     -----------

Other (income) expense
      Finance expenses                                 9,856          41,470
      Interest income                                (22,831)        (22,485)
      Interest expense                               259,434         203,117
                                                 -----------     -----------
          Total Other Expense                        246,459         222,102
                                                 -----------     -----------

Income from continued operations                   1,391,074       1,544,021
Loss from discontinued operations                     (7,952)             --
                                                 -----------     -----------

Net income                                         1,383,122       1,544,021

Other comprehensive income
      Foreign currency translation gain              110,861          89,502
                                                 -----------     -----------

Comprehensive income                             $ 1,493,983     $ 1,633,523
                                                 ===========     ===========

Net revenue

Net revenue for the three months ended September 30, 2007 totaled $2,449,771 compared to $2,200,580 for the three months ended September 30, 2006, an increase of $249,191, or approximately 11.3%. The increase was due to increased accumulated enrollment in 2007 as compared to 2006.

Operating Expense

General and administrative expenses for the three months ended September 30, 2007 totaled $812,239 or approximately 33.2% of net revenue, compared $434,457 or approximately 20% for the three months ended September 30, 2006. The increase in operating expense of $377,782 or approximately 87% was due to increased depreciation expense of $172,084 and fees related to recruiting.

Income from Operations

Income from operations for the three months ended September 30, 2007 was $1,637,532 or approximately 66.8% of net revenue as compared to $1,766,124 or approximately 80.3% of net revenue for the three months ended September 30, 2006, a decrease in income of $128,592 or approximately 7.3%. The decrease in our income was due increased operating expenses for the three months ended September 30, 2007.

Interest Expense

Interest expense for the three months ended September 30, 2007 totaled $259,434 compared to $203,117 for the three months ended September 30, 2006, an increase of $56,317 or approximately 27.7%. The increase was due to a loan obtained for campus construction and further development.

Net Income

Our net income was $1,383,122 for the three months ended September 30, 2007 compared to $1,544,021 for the same period in 2006, a decrease in income of $160,899 or approximately 10.4%. The increase in net income was primarily due to reasons described above.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

The following table presents the statement of operations for the nine months ended September 30, 2007 as compared to the comparable period of the nine months ended September 30, 2006. The discussion following the table is based on these results. Certain columns may not add due to rounding.

                                               For the Nine Month Periods Ended
                                                        September 30,

                                                    2007            2006
                                                 -----------     -----------

Net Revenue                                      $ 5,500,203     $ 4,524,175

Operating Expenses
      Depreciation                                   607,858         175,837
      General and administrative expenses          1,571,439       1,397,033
                                                 -----------     -----------
          Total operating expenses                 2,179,297       1,572,870
                                                 -----------     -----------

Income from operations                             3,320,906       2,951,305
                                                 -----------     -----------

Other (Income) Expense
      Miscellaneous (income) expense                   9,903          42,992
      Interest income                                (38,845)        (43,409)
      Interest expense                               749,758         561,853
                                                 -----------     -----------
          Total Other Income                         720,816         561,436
                                                 -----------     -----------

Income from continued operations                 $ 2,600,090     $ 2,389,869
                                                 -----------     -----------
Income from discontinued operations                  (14,377)             --
                                                 -----------     -----------
Net Income                                       $ 2,585,713     $ 2,389,869
                                                 ===========     ===========

Net revenue

Net revenue for the nine months ended September 30, 2007 totaled $5,500,203 compared to $4,524,175 for the nine months ended September 30, 2006, an increase of $976,028, or approximately 21.6%. The increase was due to increased accumulated enrollment in 2007 as compared to 2006, and the increased spring recruiting number in kindergarten.

Operating Expense

General and administrative expenses for the nine months ended September 30, 2007 totaled $1,571,439 or approximately 28.6% of net revenue, compared $1,397,032 or approximately 30.9% for the nine months ended September 30, 2006. The increase in operating expense of $606,427 or approximately 38.6% compared with that of 2006, and the increase was due to the increase of depreciation expense of $432,021 and fees related to recruiting.

Income from Operations

Income (loss) from operations for the nine months ended September 30, 2007 was $3,320,906 or approximately 60.4% of net revenue as compared to $2,951,306 or approximately 65.2% of net revenue for the nine months ended September 30, 2006, an increase in income of $369,601 or approximately 12.5%. The increase in our income was due to increased revenue for the nine months ended September 30, 2007.

Interest Expense

Interest expense for the nine months ended September 30, 2007 totaled $749,758 compared to $561,853 for the nine months ended September 30, 2006, an increase of $187,905 or approximately 33.4%. The increase was due to a loan obtained for campus construction and further development.

Net Income

Our net income was $2,585,713 for the nine months ended September 30, 2007 compared to $2,389,869 for the same period in 2006, an increase in income of $195,844 or approximately 8.2%. The increase in net income was primarily due to the reasons described above.

LIQUIDTY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $210,897 at September 30, 2007 and current assets totaled $4,581,103 at September 30, 2007. The Company's total current liabilities were $13,713,124 at September 30, 2007. Working capital at September 30, 2007 was negative $9,132,022. Net cash provided by operations for the nine months ended September 30, 2007 was $4,451,895, as compared to cash provided by operations of $4,625,973 during the same period in 2006. The decrease in net cash provided by operating activities was a result of the Company paying off a large number of accounts payable.

Net cash used in investing activities totaled $36,756 for the nine months ended September 30, 2007, compared with $1,500,481 for the same period in 2006. The reason for this decrease of cash used in investing activities is mainly due to the decrease in acquisition of new property and equipment during nine month period ended September 30, 2007.

Net cash used in financing activities totaled $4,599,430 for the nine months ended September 30, 2007, compared with $1,033,668 for the same period in 2006. The reason for this increase of cash used in financing activities is mainly due to an advance by a related party during nine month period ended September 30, 2007.

The net cash decrease was $176,938 the nine months ended September 30, 2007 and net cash increase $2,161,155 for the nine months ended September 30, 2006, respectively.

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

Dated: November 13, 2007        CHINA IVY SCHOOL, INC.


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