Form 10-K
period 2007-12-31
CHINA IVY SCHOOL, INC.
filed 2008-04-09
CIK 1130128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ___________________

Commission file number 000-20936

                             China Ivy School, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                        98-0338263
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                 1 Suhua Road, Shiji Jinrong Building Suite 801, Suzhou Industrial Park, Jiangsu Province, 215020, P.R. China
          ------------------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                +86-512-6762-5632
                                -----------------
              (Registrant's Telephone Number, Including Area Code)

                         Anlian Building, Suite #A 1501,
                        Futian District, Shenzhen, China
          -------------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
   -------------------                -----------------------------------------
         None

           Securities registered pursuant to section 12(g) of the Act:

                                      NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |X| No |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                        Accelerated filer |_|
Non-accelerated filer |_|                          Smaller reporting company |X|
Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of June 29, 2007, the number of outstanding shares of the registrant's common stock held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was 13,183,751. However, since the common stock was not then listed or traded on any stock exchange or quoted through any nationally recognized quotation service, such as the OTC Bulletin Board, it is impracticable to ascertain the aggregate market value of those shares as of that date.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_|s No |_|

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of April 7, 2008, the registrant had outstanding 61,650,001 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any report filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

                                Table of Contents

PART I
Item 1.     Business                                                           1
Item 1A.    Risk Factors                                                       5
Item 2.     Properties                                                        14
Item 3.     Legal Proceedings                                                 15
Item 4.     Submission of Matters to a Vote of Security Holders               15

PART II
Item 5.     Market for Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities                 15
Item 6.     Selected Financial and Other Data                                 17
Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         17
Item 8.     Financial Statements and Supplementary Data                       19
Item 9.     Changes in and Disagreements With Accountants on Accounting
            and Financial Disclosure                                          19
Item 9A.    Controls and Procedures                                           19
Item 9B.    Other Information                                                 21

PART III
Item 10.    Directors, Executive Officers and Corporate Governance            22
Item 11.    Executive Compensation                                            24
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management and Related Stockholder Matters                        26
Item 13.    Certain Relationships and Related Transactions, and
            Director Independence                                             27
Item 14.    Principal Accounting Fees and Services                            27

PART IV
Item 15.    Exhibits and Financial Statement Schedules

Signatures                                                                    30

               Special Note Regarding Forward Looking Information

      This report contains forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to future reserves, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "plan," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward-looking. Readers should not place undue reliance on forward-looking statements which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report, particularly under the caption "Risk Factors." Except as required under the federal securities laws, we do not undertake any obligation to update the forward-looking statements in this report.

                                     PART I

Item 1. Business.

Introduction

      We operate a kindergarten through 12th grade educational facility which provides the comprehensive curriculum required by the government of the Peoples Republic of China. Our curriculum is enhanced by a broad range of elective courses which may be chosen by our students to supplement their educational experience and provide further training. To the present date, we have only operated within the People's Republic of China. As used in this report, the terms "we," "our," "Company" and "China Ivy Schools" refers to China Ivy Schools, Inc. and its wholly-owned subsidiaries. All information in this report gives retroactive effect to a 1 for 100 reverse stock split effected on October 11, 2006.

      The Company's functional currency is the Renminbi, which had an average exchange rate of $0.12557 and $0.13167 during fiscal year 2006 and 2007 respectively.

BLUE TASSEL SCHOOL

      Blue Tassel School ("BTS") is an education center located in Suzhou and organized under the laws of China. BTS is accredited by the Jiangsu Educational committee as a boarding school comprising grades from kindergarten through senior school, including an international school. The five schools that comprise BTS are kindergarten, primary school, junior high school, senior high school, and international school.

      The BTS International School has 15 foreign teachers with international teacher certification. They are primarily responsible for the teaching of English. BTS has built a cooperative relationship with other schools located in the United Kingdom, Australia, New Zealand and Hong Kong. The BTS International School has established preparatory classes with the Bath Academy located in the United Kingdom, as the BLUE TASSEL-BATH ACADEMY. BTS has also established a program for exchange students, providing long- and short-term study abroad program, exchange of teachers, sharing of resources, and collaboration within courses. The BTS Kindergarten has 3 classes for children aged 2-6 years, and has developed appropriate learning programs for such students which include art, music and musical instrument performance, dance, skating, and computer programming. In order to develop the potential abilities of its students, BTS provides diverse options for its students.

      The BTS Primary School provides elementary education for children aged 6 - 12 years and has 14 classes and 47 teachers in the six-year school.

      The BTS Junior High School is a three-year middle school for children aged 12 - 15 years with 16 classes and 40 teachers.

      The BTS Senior High School is a three-year high school for children aged 15 - 18 years with 24 classes and over 1,200 students. The curriculum and program are designed for preparing students to enter top tier universities.

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

      There are currently 2070 students enrolled at BTS.

Our Corporate History

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

      The share exchange agreement with SCT was undertaken as a means of complementing, augmenting and extending the early stage activities and business plans of the Company. As a result, the Company focused its resources on further development of SCT's business initiatives, resulting in SCT becoming the sole operating entity of the Company. The company anticipated that revenues resulting from sales of the SCT's product offerings and other complimentary SCT initiatives would provide additional gross revenues to the consolidated balance sheet and benefit of the Company. Complimentary SCT business initiative undertaken by the Company and SCT included the acquisition of, a master distributor Wi-Fi License and an inventory of the Mobius disposable cell phone, together with certain sales, distribution, and marketing rights.

      On August 25, 2006, Xu Zuqiang ("Zuqiang"), the Company's former officer and director, and the Company consummated an Amendment to Stock Purchase Agreement (the "Amendment") whereby the parties modified certain provisions of the Stock Purchase Agreement between them dated as of June 1, 2006 (as so amended, the "Purchase Agreement"). Specifically, instead of the one million (1,000,000) (on a post-reverse stock split adjusted basis (see below)) shares of the Common Stock of the Company which Zuqiang purported to acquire pursuant to the original Purchase Agreement, Zuqiang acquired seven hundred fifty thousand (750,000) (on a post-reverse stock split adjusted basis (see below)) shares of Common Stock of the Company and two hundred fifty thousand (250,000) (on a post-reverse stock split adjusted basis (see below)) shares of the preferred stock, par value $.001 per share (the "Preferred Stock"), of the Company for an aggregate purchase price of $550,000 (the "Stock Transaction"). After giving effect to the Stock Transaction, Zuqiang held, on a post-reverse stock split adjusted basis (see below), in addition to two hundred fifty thousand (250,000) shares of the Company's Preferred Stock, seven hundred fifty thousand (750,000) of the one million (1,000,000) shares of our Common Stock ,then issued and outstanding, constituting, in the aggregate, 75% of the issued and outstanding shares of Common Stock of the Company (80% after giving effect to the conversion of the Preferred Stock into Common Stock) effecting a change in the controlling interest of the Company.

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

      On October 12, 2006 (the "Effective Date"), the Company entered into and consummated a Share Exchange Agreement with Brighter International Limited ("BIL"), Blue Tassel School ("BTS"), and the shareholders of BIL (the "BIL Shareholders"), pursuant to which the Company acquired BIL in exchange for issuance of 55,250,000 shares of Common Stock of the Company to the BIL Shareholders (the "Share Exchange Transaction"), which was divided proportionally among the BIL Shareholders in accordance with their respective ownership interests in BIL immediately before the completion of the Share Exchange Transaction.

      As a result of the Share Exchange Transaction, a change of control of the Company occurred as of the Effective Date. Prior to the Effective Date, the controlling shareholder of Company was Zuqiang, who held approximately 80% of the then issued and outstanding shares of Common Stock of the Company. As of the Effective Date, the BIL Shareholders became the controlling shareholders of the Company, owning in the aggregate 98% of the issued and outstanding shares of Common Stock of the Company as of the Effective Date. Yongqi Zhu ("Zhu"), the Company's present Chairman and Chief Executive Officer acquired 34,918,000 shares of the Common Stock of the Company. After giving effect to the Share Exchange Transaction, Zhu held 56.7% of the then-issued and outstanding shares of the Common Stock of the Company.

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

      Effective upon the close of business of October 27, 2006, Zuqiang resigned from his positions as Chief Executive Officer and Chief Financial Officer of the Company. As Sole Director of the Company, Zuqiang elected Zhu to serve as Chairman and Chief Executive Officer, Qian Gao to serve as Secretary and Jian Xue to serve as Chief Financial Officer, such appointments became effective upon the close of business of October 27, 2006, and continue to the date hereof.

Recent Developments

      On March 18, 2008 Blue Tassel School sold the Land Use Right of 91,993.32 square meters and twenty Buildings of 50,113.81 square meters to its former shareholder Minglong Industry Co. Ltd. with the sales price of RMB 38,961,432.00 (approximately $5,551,247) and RMB 72,868,026 (approximately $10,382,279), respectively, totaling RMB 111,829,458.00 (approximately $15,933,526). Blue Tassel School will lease back the buildings from Minglong Industry Co., Ltd. from the date of sales. Our Chief Executive Officer, Yongqi Zhu is a principal of Minglong Ltd.

      The lease is for a term of 10 years, expiring March 18, 2018. The lease payments to be made over the life of the lease will approximate the amounts received from the sale. The leases are of RMB24 per square meter annually (approximately $3.4 per square meter annually), totaling RMB 2,207,840 (approximately $314,574) per year for using the land and RMB180 per square meter annually (approximately $35.6 per square meter annually), totaling RMB9, 020,486 (approximately $1,285,244) per year for leasing the buildings. The total annual lease will be RMB11, 228,325 (approximately $1,599,818)

Location of our school

Our facilities are located in Suzhou City, in Jiangsu Province on the eastern coast of China. We are within 2 hours driving distance of Shanghai.

Business Strategy

We are currently seeking to secure new relationships with potential exchange program partner schools. We are also currently seeking to locate suitable sites and facilities for expansion in the next several fiscal years, to take advantage of the growing public interest in educational experiences which prepare children and adult students for university study and international work, and supply training in the arts and in cultural studies.

Competition

Our principal competitors in our region are

      o     Suzhou Foreign Language School(Kindergarten to Senior high)

      o     Suzhou Zhenhua School(Junior High)

      o     Suzhou Pingjiang School(Junior High)

Also competing with us are the public schools in our region, examples of which are:

      o     Suzhou Middle School

      o     Wuxi Guanghua School.

Government Regulation

      We are responsible for compliance with all laws of the relevant to education within the country, as administered by the Ministry of Education of the Peoples Republic of China. These include, in pertinent part, the Education Law of the People's Republic of China, Higher Education Laws of the People's Republic of China, and the Vocational Education Laws of the Peoples Republic of China. Standards of teacher qualification, facilities management and suitability, student assessment and program content are among the most important of the areas which are specified in these regulations, with which we have been found, on the basis of yearly inspections by Ministry of Education, to be fully compliant.

      Because of our arrangements with the Bath Academy, as well as with educational institutions in Hong Kong, Australia, and New Zealand, we are also regulated by the Ministry's Department of International Cooperation and Exchanges.

Item 1A. Risk Factors.

      You should consider carefully each of the following business and investment risk factors and all of the other information in this report. If any of the following risks and uncertainties develops into actual events, the business, financial condition or results of our operations could be materially adversely affected. If that happens, the trading price of our shares of common stock could decline significantly. The risk factors below contain forward-looking statements regarding our business. Actual results could differ materially from those set forth in the forward-looking statements. See "Special Note Regarding Forward-Looking Information."

Risks Relating to Our Business

The unsuccessful integration of a business or business segment we acquire could have a material adverse effect on our results.

      As part of our business strategy, we expect to acquire assets and facilities relating to or complementary to our operations. These acquisitions will involve risks commonly encountered in acquisitions. These risks include exposure to unknown liabilities of the acquired facilities, additional acquisition costs and unanticipated expenses. Our quarterly and annual operating results could fluctuate due to the costs and expenses of acquiring and integrating new facilities. We may also experience difficulties in assimilating the operations and personnel of acquired facilities. Our ongoing operations may be disrupted and our management's time and attention diverted from existing operations. Our acquisition strategy will likely require additional equity or debt financing, resulting in additional leverage or dilution of ownership. We cannot assure you that any future acquisition will be consummated, or that if consummated, that we will be able to integrate such acquisition successfully.

We depend on our students for our revenues , and any loss, cancellation, reduction, or interruption in our ability to provide educational services could harm our business.

      In general, we have derived a material portion of our revenue from tuition payments from our students. If our student base were to be significantly reduced, our revenues and net income could significantly decline. Our success will depend on our continued ability to enroll significant numbers of new students.. Any adverse change in our relationship with our students or employees may have a material adverse effect on our business. Although we are attempting to expand awareness of our services, we expect that our student enrollment will not change significantly in the near future. We cannot be sure that we will be able to retain our students or that we will be able to attract additional students, or that students will continue to enroll in our school in the same amounts as in prior years. Any reduction or interruption in the provision of educational services to our students, our inability to successfully enroll additional students, or future concessions in tuition rates or fees that we may have to make could significantly harm our business.

Attracting and retaining key personnel is an essential element of our future success.

      Our future success depends to a significant extent upon the continued service of our executive officers, other key management, and our faculty, and on our ability to continue to attract, retain and motivate executive and other key employees, including those in managerial, technical, marketing and information technology support positions. Experienced teaching and technical, marketing and support personnel are in demand and competition for their talents is intense. The loss of the services of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

If we lose the services of our chairman and chief executive officer, our business may suffer.

      We are dependent on Mr. Yongqi Zhu, our chairman and chief executive officer. The loss of his services could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues. We do not have key-man term life insurance policy on Mr. Zhu.

Our inability to successfully manage the growth of our business may have a material adverse effect on our business, results or operations and financial condition.

      We expect to experience growth in the number of employees and the scope of our operations as a result of internal growth and acquisitions. Such activities could result in increased responsibilities for management. Our future success will be highly dependent upon our ability to manage successfully the expansion of operations. Our ability to manage and support our growth effectively will be substantially dependent on our ability to implement adequate improvements to financial, inventory, management controls, reporting, order entry systems and other procedures, and hire sufficient numbers of financial, accounting, administrative, and management personnel.

      Our future success depends on our ability to address potential market opportunities and to manage expenses to match our ability to finance operations. The need to control our expenses will place a significant strain on our management and operational resources. If we are unable to control our expenses effectively, our business, results of operations and financial condition may be adversely affected.

Our management is comprised almost entirely of individuals residing in the PRC with very limited English skills

      Our management is comprised almost entirely of individuals born and raised in the PRC. As a result of differences in culture, educational background and business experiences, our management may analyze, evaluate and present business opportunities and results of operations differently from the way they are analyzed, evaluated and presented by management teams of public companies in Europe and the United States. In addition, our management has very limited skills in English. Consequently, it is possible that our management team will emphasize or fail to emphasize aspects of our business that might customarily be emphasized in a different manner by comparable public companies from different geographical and political areas.

We will face many of the difficulties that companies in the early stage may face.

      We have a limited operating history as an education provider, which may make it difficult for you to assess our ability to identify merger or acquisition candidates and our growth and earnings potential. Therefore, we may face many of the difficulties that companies in the early stages of their development in new and evolving markets often face. We may continue to face these difficulties in the future, some of which may be beyond our control. If we are unable to successfully address these problems, our future growth and earnings will be negatively affected.

We cannot accurately forecast our future revenues and operating results, which may fluctuate.

      Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results. Furthermore, our revenues and operating results may fluctuate in the future due to a number of factors, including the following:

      o     the success of identifying and completing mergers and acquisitions;
      o the introduction of competitive products by different or new competitors;
      o     reduced demand for any given product;
      o     difficulty in keeping current with changing technologies;
      o increased or uneven expenses, whether related to sales and marketing, product development or administration;
      o deferral of recognition of our revenue in accordance with applicable accounting principles due to the time required to complete projects; and
      o costs related to possible acquisitions of technology or other educational facilities.

Due to these factors, forecasts may not be achieved, either because expected revenues do not occur or because they occur at lower prices or on terms that are less favorable to us. In addition, these factors increase the chances that our results could be lower than the expectations of investors and analysts. If so, the market price of our stock would likely decline.

Risks Related to Doing Business in the People's Republic of China

      Our business operations take place primarily in the People's Republic of China. Because Chinese laws, regulations and policies are changing, our Chinese operations will face several risks summarized below.

- Limitations on Chinese economic market reforms may discourage foreign investment in Chinese businesses.

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

- Any change in policy by the Chinese government could adversely affect investments in Chinese businesses.

      Changes in policy could result in imposition of restrictions on currency conversion, imports or the source of supplies, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries, could significantly affect the government's ability to continue with its reform.

- We face economic risks in doing business in China.

      As a developing nation, China's economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European country in such respects as structure, level of development, capital reinvestment, legal recourse, resource allocation and self-sufficiency. Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms. The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinate to state-owned companies, which are the mainstay of the Chinese economy. However, we cannot assure you that, under some circumstances, the government's pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations.

- The Chinese legal and judicial system may negatively impact foreign investors.

      In 1982, the National People's Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still under development , and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may shift to reflect domestic political changes.

      The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. We cannot assure you that a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life, will not affect the Chinese government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

      The practical effect of the People's Republic of China's legal system on our business operations in China can be viewed from two separate but intertwined considerations. First, as a matter of substantive law, the Foreign Invested Enterprise laws provide significant protection from government interference. In addition, these laws guarantee the full enjoyment of the benefits of corporate articles and contracts to Foreign Invested Enterprise participants. These laws, however, do impose standards concerning corporate formation and governance, which are not qualitatively different from the general corporation laws of the several states. Similarly, the accounting laws and regulations of the People's Republic of China mandate accounting practices which are not consistent with U.S. Generally Accepted Accounting Principles. China's accounting laws require that an annual "statutory audit" be performed in accordance with People's Republic of China's accounting standards and that the books of account of Foreign Invested Enterprises are maintained in accordance with Chinese accounting laws. Article 14 of the Peoples Republic of China Wholly Foreign-Owned Enterprise Law requires a Wholly Foreign-Owned Enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities, at the risk of business license revocation. Second, while the enforcement of substantive rights may appear less clear than United States procedures, Foreign Invested Enterprises and Wholly Foreign-Owned Enterprises are Chinese registered companies, which enjoy the same status as other Chinese registered companies in business-to-business dispute resolution. Generally, the Articles of Association provide that all business disputes pertaining to Foreign Invested Enterprises are to be resolved by the Arbitration Institute of the Stockholm Chamber of Commerce in Stockholm, Sweden, applying Chinese substantive law. Any award rendered by this arbitration tribunal is, by the express terms of the respective Articles of Association, enforceable in accordance with the "United Nations Convention on the Recognition and Enforcement of Foreign Arbitral Awards (1958)." Therefore, as a practical matter, although no assurances can be given, the Chinese legal infrastructure, while different in operation from its United States counterpart, should not present any significant impediment to the operation of Foreign Invested Enterprises.

      Because our principal assets are located outside of the United States and some of our directors and all of our executive officers reside outside of the United States, it may be difficult for you to enforce your rights based on the United States Federal securities laws against us and our officers and directors in the United States or to enforce judgments of United States courts against us or them in the People's Republic of China.

      In addition, our operating subsidiaries and substantially all of our assets are located outside of the United States. You will find it difficult to enforce your legal rights based on the civil liability provisions of the United States Federal securities laws against us in the courts of either the United States or the People's Republic of China and, even if civil judgments are obtained in courts of the United States, to enforce such judgments in the courts of the People's Republic of China. In addition, it is unclear if extradition treaties in effect between the United States and the People's Republic of China would permit effective enforcement against us or our officers and directors of criminal penalties, under the United States Federal securities laws or otherwise.

- Economic Reform Issues

      Although the Chinese government owns the majority of productive assets in China, during the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, we are unable to assure you that:

      o     We will be able to capitalize on economic reforms;
      o The Chinese government will continue its pursuit of economic reform policies;
      o     The economic policies, even if pursued, will be successful;
      o Economic policies will not be significantly altered from time to time; and
      o Business operations in China will not become subject to the risk of nationalization.

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

      Over the last few years, China's economy has registered a high growth rate. Recently, there have been indications that rates of inflation have increased. In response, the Chinese government recently has taken measures to curb this excessively expansive economy. These measures have included revaluations of the Chinese currency, the Renminbi (RMB), restrictions on the availability of domestic credit, and limited re-centralization of the approval process for purchases of some foreign products. These austerity measures alone may not succeed in slowing down the economy's excessive expansion or control inflation, and may result in severe dislocations in the Chinese economy. The Chinese government may adopt additional measures to further combat inflation, including the establishment of freezes or restraints on certain projects or markets.

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

We are subject to risks associated with our operations which may affect our results.

      The field of education in the PRC has drawbacks that the same industry does not have within the United States. For instance:

      o In China, insurance coverage is a relatively new concept compared to that of the United States and for certain aspects of a business operation, insurance coverage is restricted or expensive. Workers compensation for employees in the PRC may be unavailable or, if available, insufficient to adequately cover such employees.

      o The laws and regulations in the PRC set various standards regulating certain aspects of health and environmental quality, including, in some cases, the environment in which educational activities and teaching facilities may be located, or what methods, procedures or substances may be used in the conduct of certain classes. Violation of those standards could result in a temporary or permanent restriction by the PRC of our operations.

We cannot assure you that we will be able to adequately address any of these or other limitations.

Our earnings and, therefore our profitability, may be affected by price volatility.

      We anticipate that the majority of our future revenues will be derived from the providing of educational services, and, as a result, our earnings are directly related to the prices of these services. There are many factors influencing the price of these services including expectations for inflation; regional demand and our ability to meet it; political and economic conditions; and labor costs. These factors are beyond our control and are impossible for us to predict. As a result, price changes may adversely affect our operating results.

Our business operations and related activities are subject to PRC government regulations concerning education.

      We may have to make a significant financial commitment to ensure that we remain compliant with the regulations affecting education providers. Compliance with existing and future regulations may increase our operating costs and may adversely affect our operating results.

Risks Relating to our Common Stock and our Status as a Public Company

The price of our common stock may be affected by a limited trading volume and may fluctuate significantly.

      There has been a limited public market for our common stock and we cannot assure you that an active trading market for our stock will develop or if developed, will be maintained. The absence of an active trading market may adversely affect our stockholders' ability to sell our common stock in short time periods, or possibly at all. In addition, we cannot assure you that you will be able to sell shares of common stock that you have purchased without incurring a loss. The market price of our common stock may not necessarily bear any relationship to our book value, assets, past operating results, financial condition or any other established criteria of value, and may not be indicative of the market price for the common stock in the future. In addition, the market price for our common stock may be volatile depending on a number of factors, including business performance, industry dynamics, and news announcements or changes in general economic conditions.

We have not and do not anticipate paying any dividends on our common stock; because of this our securities could face devaluation in the market.

      We have paid no dividends on our common stock to date and it is not anticipated that any dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion and for the implementation of our business plan. As an investor, you should take note of the fact that a lack of a dividend can further affect the market value of our stock, and could significantly affect the value of any investment in our Company.

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

Lack of management control by purchasers of the common stock offered hereby.

Our new Chief Executive Officer possesses significant control over our operations based, in part, as our controlling stockholder, and because of this he could choose a plan of action which could devalue our outstanding securities.

      Our Chief Executive Officer and Chairman, Yongqi Zhu controls approximately 61% of our outstanding shares of capital stock as of the date hereof. Accordingly, our executive officer could significantly influence the Company on matters submitted to the stockholders for approval. These matters include the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. This amount of control gives Mr. Zhu virtually limitless ability to determine the future of our Company, and as such, he could unilaterally elect to close the business, change the business plan or make any number of other major business decisions without the approval of other stockholders. This control may lessen the value of our shares..

      Our Board of Directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stock holders and with the ability to adversely affect stockholder voting power and perpetuate the board's control over the Company.

      Our certificate of incorporation authorizes the issuance of up to 50,000,000 shares of preferred stock. Our Board of Directors by resolution may authorize the issuance of preferred stock in one or more series with such limitations and restrictions as it may determine, in its sole discretion, with no further authorization by security holders required for the issuance thereof. The Board may determine the specific terms of the preferred stock, including: designations; preferences; conversions rights; cumulative; relative; participating; and optional or other rights, including: voting rights; qualifications; limitations; or restrictions of the preferred stock.

      The issuance of preferred stock may adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of our company or make removal of management more difficult. As a result, the Board of Directors' ability to issue preferred stock may discourage the potential hostile acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

We may issue shares of our capital stock or debt securities to complete an acquisition, which would reduce the equity interest of our stockholders or subject our company to risks upon default

      We may issue our securities to acquire companies or assets. Most likely, we will issue additional shares of our common stock or preferred stock, or both, to complete acquisitions. If we issue additional shares of our common stock or shares of our preferred stock, the equity interest of our existing stockholders may be reduced significantly, and the market price of our common stock may decrease. The shares of preferred stock we issue are likely to provide holders with dividend, liquidation and voting rights, and may include participation rights, senior to, and more favorable than, the rights and powers of holders of our common stock.

      If we issue debt securities as part of an acquisition, and we are unable to generate sufficient operating revenues to pay the principal amount and accrued interest on that debt, we may be forced to sell all or a significant portion of our assets to satisfy our debt service obligations, unless we are able to refinance or negotiate an extension of our payment obligation. Even if we are able to meet our debt service obligations as they become due, the holders of that debt may accelerate payment if we fail to comply with, and/or are unable to obtain waivers of, covenants that require us to maintain certain financial ratios or reserves or satisfy certain other financial restrictions. In addition, financial and other covenants in the agreements we may enter into to secure debt financing may restrict our ability to obtain additional financing and our flexibility in operating our business.

      We have significant indebtedness. We are significantly leveraged and our indebtedness is substantial in relation to our stockholders' equity. Our ability to make principal and interest payments will depend on future performance, which is subject to many factors, some of which are outside our control. In the case of a continuing default with respect to this indebtedness, the lender will have the right to foreclose on our assets, which would have a material adverse effect on our business. Payment of principal and interest on this indebtedness may limit our ability to pay cash dividends to stockholders and the documents governing this indebtedness prohibit the payment of cash dividends in certain situations. Our leverage may also adversely affect our ability to finance future operations and capital needs, may limit our ability to pursue business opportunities and may make our results of operations more susceptible to adverse economic conditions.

Future sales of our common stock, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock.

      We have approximately 61,650,001 shares of our common stock outstanding. There are a limited number of holders of our common stock. Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The number of our shares available for sale pursuant to registration statements or Rule 144 is very large relative to the trading volume of our shares. Any attempt to sell a substantial number of our shares could severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could also depress the trading price of our common stock.

Item 2. Properties.

Our facilities are located at 1 Suhua Road, Shiji Jinrong Building Suite 801, Suzhou Industrial Park, Jiangsu Province, 215020, P.R. China.

Blue Tassel School leases buildings located in Suzhou City Wuzhong Economy Development District from Minglong Industry Ltd, the former shareholders of Blue Tassel School. The term of the lease agreement will be 10 year starting from January 1, 2009 to December 31, 2018. Blue Tassel School will pay the rent based on the Suzhou house rental market status at that time. The school has recorded rent expenses of $0 for the year ended December 31, 2007.

Blue Tassel School leases an office space from Minglong Industry Ltd, the former shareholder of the Blue Tassel School. The term of the lease agreement will be 3 years starting from January 1, 2007 and ending on December 31, 2009. The lease was properly recorded as operating lease and the lease expense of the year ended December 31, 2007 was $176,017.

The following is a schedule of future minimum lease payments required under the leases:

            2008                                        $ 176,017

            2009                                        $ 176,017

            2010                                        $ 176,017

            Total                                       $ 528,051

On March 18, 2008 Blue Tassel School sold the Land Use Right of 91,993.32 square meters and twenty Buildings of 50,113.81 square meters to its former shareholder Minglong Industry Co. Ltd. with the sales price of RMB 38,961,432.00 (approximately $5,551,247) and RMB 72,868,026 (approximately $10,382,279), respectively, totaling RMB 111,829,458.00 (approximately $15,933,526). Blue Tassel School will lease back the buildings from Minglong Industry Co., Ltd. from the date of sales.

The lease payments made will equal the amounts received from the sale. The leases are of RMB24 per square meter annually (approximately $3.4 per square meter annually), totaling RMB 2,207,840 (approximately $314,574) per year for using the land and RMB180 per square meter annually (approximately $35.6 per square meter annually), totaling RMB9, 020,486 (approximately $1,285,244) per year for leasing the buildings. The total annual lease will be RMB11, 228,325 (approximately $1,599,818)

The land use rights and buildings were sold and leased back to comply with new regulations by the government of Suzhou City, Jiangsu Province, China. The new regulation forbids public institutions (such as schools, kindergartens, hospitals, educational facilities and health facilities of social organizations and other lands for purposes of the social welfare) from being used as collateral for bank loans. As in 2007 the land use right and buildings were pledged for bank loans, the management of the Company decided to sell the Land of Use Right and buildings to Minglong Industry Co. Ltd. and then lease them back for the school's use.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our stockholders during the fourth quarter of 2007.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is traded in the over-the-counter market (the OTC Bulletin Board). From October 11, 2006, the date we effected a 2-for-1 forward stock split of our common stock, to the present, our common stock has been quoted under the symbol "CIVY.OB.

The prices set forth below reflect the quarterly high and low bid price information for shares of our common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. The prices have been retroactively adjusted for the 1-for-100 reverse stock split of our common stock effected October 11, 2006.

                              High          Low
                              ----          ---
2007
First Quarter                 $1.25        $0.65
Second Quarter                $1.95        $0.52
Third Quarter                 $1.65        $0.22
Fourth Quarter                $0.50        $0.20

2006
First Quarter                 $1.50        $0.80
Second Quarter                $2.00        $0.80
Third Quarter                 $0.90        $0.50
Fourth Quarter                $2.00        $0.25

      As of April 7, 2008, our common stock was held of record by approximately 31 stockholders, some of whom may hold shares for beneficial owners and have not been polled to determine the extent of beneficial ownership.

      We have never paid cash dividends on our common stock. Holders of our common stock are entitled to receive dividends, if any, declared and paid from time to time by the Board of Directors out of funds legally available. We intend to retain any earnings for the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. Any future determination as to the payment of cash dividends will depend upon future earnings, results of operations, capital requirements, our financial condition and other factors that our Board of Directors may consider.

Our Equity Compensation Plans

      The following table provides information as of December 31, 2007 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2007

-------------------------------------------------------------------------------------------------------------------
                                                                                   Number of securities remaining
                             Number of securities to      Weighted-average      available for future issuance under
                             be issued upon exercise      exercise price of          equity compensation plans
                             of outstanding options,    outstanding options,     (excluding securities reflected in
      Plan category            warrants and rights       warrants and rights                column (a))
-------------------------------------------------------------------------------------------------------------------
                                       (a)                       (b)                            (c)
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by
securityholders                       None                       n/a                             0
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
not approved by security
holders                               None                       n/a                             0
-------------------------------------------------------------------------------------------------------------------

Purchases of Equity Securities by the Company and Affiliated Purchasers

      During the fourth quarter of our fiscal year ended December 31, 2007, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

      We have reported all sales of our unregistered equity securities that occurred during 2007 in our Reports on Form 10-QSB or Form 8-K, as applicable.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2007 AND 2006

The following table presents the statement of operations for the year ended December 31, 2007 as compared to the comparable period ended December 31, 2006. The discussion following the table is based on these results. Certain columns may not add due to rounding.

                                                        For the year Ended
                                                            December 31,
                                                       2007             2006
                                                   -----------      -----------
Net Revenue                                        $ 7,129,515      $ 5,564,409

Operating Expenses
         Depreciation                                  983,247          342,570
         General and administrative expenses         5,009,733        5,207,730
                                                   -----------      -----------
                  Total operating expenses           5,992,980        5,550,300
                                                   -----------      -----------

Income from operations                               1,136,535           14,109
                                                   -----------      -----------

Other (Income) Expense
         Interest income                               (39,351)         (55,231)
         Interest expense                            1,015,355          794,439
         Miscellaneous (income) expense                 11,861         (189,825)
         Forgiveness of debt                          (216,107)              --
                                                   -----------      -----------
                  Total Other Income                   771,758          549,383
                                                   -----------      -----------

Income (loss) from continued operations            $   364,777      $  (535,274)
                                                   ===========      ===========

Loss from discontinued operations                      (16,500)              --
                                                   -----------      -----------

Net income (loss)                                  $   348,277      $  (535,274)
                                                   -----------      -----------

Net revenue

Net revenue for the year ended December 31, 2007 totaled $7,129,515. Compare to that of $5,564,409 for the year ended December 31, 2006, the net revenue increased $1,565,106 or approximately 28%. The increase was due to increased enrollment in 2007 as compared to 2006, especially an increase of children enrolled number in kindergarten in 2007 spring semester.

Operating Expense

Operating expenses for the year ended December 31, 2007 totaled $5,992,980 or approximately 84% of net revenue, compared to that of $5,550,300 or approximately 99.7% for the year ended December 31, 2006. The operating expense in 2007 increased $442,680 or approximately 8% from that of 2006. This increase was primarily due to the increase in depreciation expense of $640,677 as a result of the change in the estimated useful lives of the long-lived assets of Blue Tassel School. The depreciation life of buildings, infrastructures, and leasehold improvement were changed from 40 years to 20 years. The change of accounting estimate is based on the new assessment on the remaining useful lives of these buildings, infrastructures and leasehold improvement.

General and administrative expenses decreased by $197,997 as a result of the decrease in consulting fees paid from approximately $1.6 million to $3.25 million in 2007 and 2006. Due to increased enrollment and staffing, teachers salaries increased $172,000, buildings maintenance costs increased $181,000, and office rent increased $176,000. Bonuses totalling $411,300 were authorized to be paid to officers and key employees.

Income from Operations

Income from operations for the year ended December 31, 2007 was $1,136,535 or approximately 15.9% of net revenue. Compared to that of $14,109 or approximately 0.25% of net revenue for the year ended December 31, 2006, the income from operations increased $1,122,426 or approximately 7,955%. The increase in our income from operation was due to the increase of revenue and decrease of general administration expenses for the year ended December 31, 2007 as stated above.

Interest Expense

Interest expense for the year ended December 31, 2007 was $1,015,355. Compared to $794,439 of that for the year ended December 31, 2006, the interest expenses increased $220,916 or approximately 28%. The increase was due to the increase of interest rate on the loans obtained for campus construction and further development.

Net Income (loss)

Our net income was $348,277 for the year ended December 31, 2007. Compared to loss of $535,274 for the year ended 2006, the net income increased $883,551. The reason for this increase was primarily due to the increase of revenue and decrease of general administration expenses in 2007.

LIQUIDITY AND CAPITAL RESOURCES

We are funded primarily by cash from operations and short-term borrowings. Cash and cash equivalents were $227,887 at December 31, 2007. As of December 31, 2007, our current assets were $928,502 and current liabilities were $11,444,021. The working capital was deficit by $10,515,519. The Company entered into a Fixed Price Standby Equity Distribution Agreement ("Agreement") on May 29, 2007 with five investors ("Investors") to deal with working capital issues. Pursuant to the Agreement, the Company may, at its discretion, periodically sell to the Investors up to 20 million shares of the Company's common stock and the Investors are obligated to purchase at a fixed per share purchase price of $0.65 or up to $13 million. The maximum amount of each advance under the Agreement cannot exceed $4,333,333. In no event can the number of shares issued to any Investor pursuant to an advance cause any Investor to own more than 9.9% of the shares of common stock outstanding. The shares were not yet issued as of December 31, 2007.

Net cash provided by operating activities totaled $3,723,962 for the year ended December 31, 2007. Compared to that of $3,972,260 in 2006, the net cash provided by operating activities decreased $248,298. The reason for this decrease of cash provided by operating activities was mainly due to the decrease of accounts payable during the year ended December 31, 2007.

Net cash used in investing activities totaled $86,183 for the year ended December 31, 2007. Compared to that of $1,460,701 in 2006, the net cash used in investing activities decreased $1,374,518. The reason for the decrease of cash used in investing activities was mainly due to the decrease of acquisition of new property and equipment during the year ended December 31, 2007.

Net cash used in financing activities totaled $5,789,189 for the year ended December 31, 2007. Compared to that of $2,595,715 for 2006, the cash used in financing activities increased $3,193,474. The reason for this increase of cash used in financing activities is mainly because of the decrease of bank loan borrows during the year ended December 31, 2007.

The net decrease in cash and cash equivalents was $2,084,471 for the year ended December 31, 2007 and net decrease in cash was $7,273 for the year ended December 31, 2006.

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

Item 8. Financial Statements and Supplementary Data.

The financial information required by this item is set forth beginning on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Mr. Yongqi Zhu, our Chairman and Chief Executive Officer and Mr. Jian Xue, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based on that evaluation, Mr. Zhu and Mr. Xue concluded that because of the material weakness in internal control over financial reporting described below, certain of our disclosure controls and procedures were not effective as of December 31, 2007.

Management's Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Annual Report on Form 10-K a report on management's assessment of the effectiveness of our internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of Mr. Yongqi Zhu, our Chief Executive Officer, and Mr. Jian Xue, our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. Based on that evaluation, Mr. Zhu and Mr. Xue concluded that as of December 31, 2007, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were not effective to satisfy the objectives for which they were intended.

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2007, our management concluded that there were several significant deficiencies that when combined, resulted in a material weakness in our internal controls over our ability to produce financial statements free from material misstatements. The material weakness resulted from a combination of the following significant deficiencies:

      o Lack of documentation and review of financial information by our accounting personnel with direct oversight responsibility, and lack of analysis and reconciliation of certain accounts on a periodic basis, and the failure of the accounting system to provide information related to expenditures on a project-by-project basis;

      o Lack of timely identification, research and resolution of accounting issues and lack of documentation of consideration of recent accounting pronouncements;

      o     Absence of documented controls over our related party transactions;
            and

      o Lack of technical accounting expertise among senior financial staff regarding US GAAP and the requirements of the PCAOB, and regarding the preparation of draft financial statements.

As a result of the above material weakness, our management concluded that, as of December 31, 2007, our internal control over financial reporting is not effective.

Change in Internal Control over Financial Reporting

In order to further enhance our internal controls, our management, with the participation of Mr. Zhu and Mr. Xue, has recommended the implementation of the following changes by the end of fiscal year 2008:

      o the restructuring of our relationships with related parties to address our controls over related party transactions;

      o the hiring of additional accounting personnel to assist us in the timely identification, research and resolution of accounting issues and with our documentation processes;

      o the hiring of additional high-level accounting personnel with experience in US GAAP to monitor all financial and accounting affairs throughout the Company; and

      o the engagement of a third-party financial consulting firm to assist management in evaluating complex accounting issues on an as-needed basis, and the implementation of systems to improve control and review procedures over all financial statement and account balances.

We expect that these steps, when taken, will correct the material weaknesses described above. We do not believe that the costs of remediation for the above material weaknesses will have a material effect on our financial position, cash flow, or results of operations.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Controls over Financial Reporting.

During the fiscal year ended December 31, 2007, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

                                    PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

      The following table sets forth information with respect to the current directors and executive officers of the Company.

      Name of Individual         Age       Position with the Company
      ----------------------------------------------------------------------
      Yongqi Zhu                 50        Director, Chief Executive Officer
      Qian Gao                   26        Director, Secretary
      Jian Xue                   38        Chief Financial Officer
      Yipeng Lu                  45        Director
      Fugeng Xia                 67        Director
      Haiming Zhang              45        Director

The business experience of each director and executive officer of the Company is set forth below.

Yongqi Zhu -

      Mr. Zhu graduated from Zuzhou University and Beijing University and received an MBA degree at Singapore Nanyang Technological University. He previously worked at several governmental departments of Wuxian, Jiangsu Province as office manager, deputy general manager, general manager and Communist Party secretary. His outstanding performance at each of these positions led to a great deal of appreciation from his colleagues and community. With support from the government and with great enthusiasm for contributing to the education industry, Zhu started Blue Tassel School in 2001. Zhu also served as the manager of Brighter International Limited ("BIL").

Qian Gao -

      Ms. Gao graduated from Foreign Yangzhou University in 2004, majoring in English. In 2003, while a student at Foreign Yangzhou University, Ms. Gao was chosen to continue her studies at Valdosta State University, located at Valdosta, Georgia, U.S.A. She worked at the Project Promotion Bureau of Suzhou Wuzhong Economic Development Zone, as a project manager and served as a vice director of the department from 2004 to 2006. In October 2006, she joined Brighter International Limited ("BIL").

Jian Xue -

      Ms. Xue graduated from Nanjing Institute of Financial, majoring in accounting. Ms. Xue is an experienced accountant and worked at several of China's renowned accounting companies both as an accountant and as an auditor. Ms. Xue has also worked at Suzhou Governmental Chemical Union as an accounting specialist. From 1998 to 2002, she worked at Suzhou Jiatai Union, an accounting company, and served as office manager and deputy director. Ms. Xue has experience in the fields of administration management and financial management. In 2002, Ms. Xue joined BIL.

Yipeng Lu -

      Mr. Lu began his teaching career at High School Affiliated to Nanjing Normal University after graduating from Nanjing Normal University in 1983. In 1989, as a representative of China's young teachers, Mr. Lu was chosen by China's Education Commission to continue his studies in Japan. During 1995 Mr.

Lu served as the principal of the High School Affiliated to Nanjing Normal University. In July 2001 Mr. Lu, as one of the sponsors, joined BTS. Currently he is the principal of BTS; serves as vice-president of the provincial educational association; is a supervisor of post-graduate master students in the Chemistry Department of Nanjing Normal University; and is a visiting professor at Nanjing Xiaozhuang College. Since 1992 Mr. Lu has been recognized as one of Nanjing's top chemistry teachers and one of the top ten teachers in Nanjing. In 1997 he was recognized as the outstanding education specialist of Jiangsu Province and awarded the gold prize for excellence in education by Hong Kong's Bonington Education Foundation.

Fugeng Xia -

      Mr. Xia was chosen as one of China's top educators in 1989. In 1992 he served as vice-principal of Suzhou No. 10 High School. At the same time, he was the director for the Olympic Mathematics Contests. Mr. Xia educated and coached a large number of students who won the first prize in the national and provincial Olympic Mathematics Contests. Mr. Xia has written more than ten theses which were published by important national level journals. Mr. Xia joined BTS in July of 2001. Currently he is not only the vice-principal of BTS, but also serves as a director of Jiangsu Provincial High School Mathematics Association, as well as being the vice-president of Suzhou High School Mathematics Association. In addition to his educational activities, Mr. Xia has been a standing member of the National People's Congress, and served as a representative in the tenth session of the Suzhou Municipal People's Congress.

Haiming Zhang -

      Mr. Zhang graduated from Nanjing Normal University in 1983, and began his teaching career at High School Affiliated to Nanjing Normal University in 1992. He was the coach of the International Olympic Physics Contest in Nanjing for 10 years and trained and mentored a large number of students who won the first prize in national and provincial Olympic Physics Contests. Mr. Zhang was the director of the Dean's Office at High School Affiliated to Nanjing Normal University. Mr. Zhang, as one of the sponsors, joined Blue Tassel School in July 2001. Mr. Zhang has written more than ten theses which were published in distinguished national and provincial teaching journals in the fields of management, science and technology education, and physics. He is also recognized as one of Nanjing's top ten teachers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Exchange Act, as amended, requires the Company's executive officers, directors and persons who beneficially own more than 10% of China Ivy's common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of such forms received by it, except as provided below, the Company believes that all filing requirements applicable to its directors, executive officers and beneficial owners of 10% or more of the common stock have been complied with since April 14, 2003, the date that the Company registered on Form 8-A its class of common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended.

Code of Ethics

      The Company has not yet adopted a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions because, until recently, we have not been an operating company. The Company expects to prepare a Code of Ethics in the near future.

Audit Committee

      Presently we do not have an Audit Committee. We intend to establish an Audit Committee and such other committees as may be required when sufficient members and resources are available, and at such time the Company's Board of Directors will establish the Audit Committee. The Audit Committee will have a designated Audit Committee Financial Expert who will be responsible for reviewing the results and scope of the audit, and other services provided by the independent auditors, and review and evaluate the system of internal controls. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish the committees.

Item 11. Executive Compensation.

      The following sets forth the annual and long-term compensation for the fiscal year ended December 31, 2007 and 2006, paid to the Company's Chief Executive Officer ("CEO") and the Company's four most highly compensated executive officers, if any, other than the CEO, whose total compensation during fiscal year 2006 exceeded $100,000 and who were serving as executive officers at the end of the 2007 fiscal year (collectively, the "Named Executive Officers"). No director, officer or employee has a contract or commitment to receive annual compensation in excess of $100,000.

Exhibit A

                           Summary Compensation Table

---------------------------------------------------------------------------------------------------------------------
                                                                                Change in
                                                                               Pension Value
                                                                                   and
                                                                               Nonqualified
      Name                                                      Non-Equity       Deferred
      and                                  Stock     Option   Incentive Plan   Compensation    All Other
    Principal            Salary   Bonus    Awards    Awards    Compensation      Earnings     Compensation    Total
    Position     Year     ($)      ($)      ($)       ($)          ($)             ($)            ($)          ($)
      (a)        (b)      (c)      (d)      (e)       (f)          (g)             (h)            (i)          (j)
---------------------------------------------------------------------------------------------------------------------
  Yongqi Zhu,    2007     None    137,100   None      None         None            None           None        137,100
      CEO
---------------------------------------------------------------------------------------------------------------------
                 2006     None    None      None      None         None            None           None        None
---------------------------------------------------------------------------------------------------------------------
 Jian Xue, CFO   2007     None    27,420    None      None         None            None           None        27,420
---------------------------------------------------------------------------------------------------------------------
                 2006     None    None      None      None         None            None           None        None
---------------------------------------------------------------------------------------------------------------------
   Qian Gao,     2007     None    None      None      None         None            None           None        None
   Secretary
---------------------------------------------------------------------------------------------------------------------
                 2006     None    None      None      None         None            None           None        None
---------------------------------------------------------------------------------------------------------------------
  Xu Zuqiang,    2007     None    None      None      None         None            None           None        None
  Former CEO
---------------------------------------------------------------------------------------------------------------------
                 2006     None    None      None      None         None            None           None        None
---------------------------------------------------------------------------------------------------------------------
    Trevor       2007     9.000   None      None      None         None            None           None        9,000
Bentley, Former
---------------------------------------------------------------------------------------------------------------------
                 2006     None    None      None      None         None            None           None        None
---------------------------------------------------------------------------------------------------------------------
  Gus Rahim,     2007     None    None      None      None         None            None           None        None
  Former CEO
---------------------------------------------------------------------------------------------------------------------
                 2006     None    None      None      None         None            None           None        None
---------------------------------------------------------------------------------------------------------------------
  Yipeng Lu,     2007     None    109,680   None      None         None            None           None        109,680
   Director,
 School Master
---------------------------------------------------------------------------------------------------------------------
                 2006     None    None      None      None         None            None           None        None
---------------------------------------------------------------------------------------------------------------------

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

               Outstanding Equity Awards at Fiscal Year-End Table

------------------------------------------------------------------------------------------------------------------------------------
                                      Option awards                                                      Stock awards
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Equity
                                                                                                                          Incentive
                                                                                                      Market   Equity       Plan
                                                                                                      Value   Incentive    Awards:
                                                                                                        of      Plan       Market or
                                                                                                      Shares   Awards:      Payout
                                                                                              Number    or     Number of   Value of
                                                                                                of     Units   Unearned    Unearned
             Number of      Number of                                                         Shares    of     Shares,     Shares,
             Securities    Securities                                                        or Units  Stock   Units or    Units or
             Underlying    Underlying       Equity Incentive Plan                            of Stock  That     Other       Other
            Unexercised    Unexercised        Awards: Number of        Option                  That    Have     Rights      Rights
              Options        Options        Securities Underlying     Exercise     Option    Have Not   Not   That Have   That Have
                (#)            (#)       Unexercised Unearned Options   Price    Expiration   Vested  Vested  Not Vested  Not Vested
    Name     Exercisable  Unexercisable              (#)                ($)         Date       (#)      ($)      (#)         ($)
------------------------------------------------------------------------------------------------------------------------------------
    (a)         (b)            (c)                   (d)                (e)         (f)        (g)      (h)      (i)         (j)
------------------------------------------------------------------------------------------------------------------------------------
Yongqi Zhu,
CEO             None          None                  None                None        None       None     None     None       None
------------------------------------------------------------------------------------------------------------------------------------
Jian Xue,
CFO             None          None                  None                None        None       None     None     None       None
------------------------------------------------------------------------------------------------------------------------------------
Qian Gao,
Secretary       None          None                  None                None        None       None     None     None       None
------------------------------------------------------------------------------------------------------------------------------------
Xu Zuqiang,
Former CEO      None          None                  None                None        None       None     None     None       None
------------------------------------------------------------------------------------------------------------------------------------
Trevor Bentley,
Former CEO      None          None                  None                None        None       None     None     None       None
------------------------------------------------------------------------------------------------------------------------------------
Gus Rahim,
Former CEO      None          None                  None                None        None       None     None     None       None
------------------------------------------------------------------------------------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

      We have 61,650,001 shares of common stock outstanding as of April 7, 2008. The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 7, 2008 by: (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group. Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name of                                                                                 Percent
Beneficial Owner                                             Number of Shares    of Outstanding Shares
----------------                                             ----------------    ---------------------
Yongqi Zhu                                                      23,673,000               38.40%
Ming Long Industry Asia Company Limited                          6,700,000               10.88%
First Capital Limited                                            5,525,000               8.96%
China US Bridge Capital Limited                                  4,667,500               7.57%
Simple (HK) Investment & Management Co. ltd.                     4,420,000               7.17%
Shenzhen Shiji Ruicheng Guaranty & Investment Co. Ltd            3,480,750               5.65%
Shenzhen Dingyi Investment Co. Ltd.                              3,038,750               4.93%
Yipeng Lu                                                        3,030,000               4.91%
Haiming Zhang                                                    1,515,000               2.46%
Qian Gao                                                             0                     0%
Jian Xue                                                             0                     0%
Fugeng Xia                                                           0                     0%
All Officers & Directors as a Group (6 persons)                 28,218,000               45.77%

The address of each of our current officers and directors is 1 Suhua Road, Shiji Jinrong Building Suite 801, Suzhou Industrial Park, Jiangsu Province, 215020, P.R. China.

Item 13. Certain Relationships and Related Transactions.

      Pursuant to the Stock Transaction, Zuqiang acquired 750,000 (on a post-Reverse Stock Split adjusted basis) shares of the Company's Common Stock and 250,000 (on a post-Reverse Stock Split adjusted basis) shares of the Company's Preferred Stock. After giving effect to the Stock Transaction, Zuqiang held, on a post-Reverse Stock Split adjusted basis, in addition to two hundred fifty thousand (250,000) shares of the Company's Preferred Stock, seven hundred fifty thousand (750,000) of the one million (1,000,000) shares of our Common Stock then issued and outstanding, constituting, in the aggregate, 75% of the issued and outstanding shares of Common Stock of the Company (80% after giving effect to the conversion of the Preferred Stock into Common Stock).

      Pursuant to the Share Exchange Transaction, Zhu acquired 34,918,000 shares of the Company's Common Stock. After giving effect to the Share Exchange Transaction, Zhu held a total of 34,918,000 shares of the 56,500,000 shares of the Company's common stock then issued and outstanding, constituting, in the aggregate, 56.7% of the issued and outstanding shares of the Company's common stock.

      The Company leases the BTS campus (the buildings thereon) from Suzhou Ming Long Industry Ltd. ("Ming Long Ltd."), a former shareholder of BTS. The term of the lease agreement expires in 2018. The rent which the Company pays to Ming Long Ltd. is based on the Suzhou rental market. The annual rental payments were $0 and $30,185 for the years ended December 31, 2007 and 2006, respectively. Zhu, our Chairman and Chief Executive Officer, is the controlling shareholder, as well as an executive officer, of Ming Long Ltd. On May 24, 2007 the Company obtained the Property Titles on twenty buildings and accompanying infrastructures located in Suzhou City Wuzhou Economy Development District from its former shareholder Minglong Industry Ltd., totaling 50,113.81 square meters for the school use.

Item 14. Principal Accountant Fees and Services.

      For fiscal year 2007 and fiscal year 2006, the aggregate fees billed by Kabani & Company, Inc., our principal independent accounting firms, for professional services were as follows:

                                                 Fiscal Year Ended
                                      December 31, 2007        December 31, 2006
        Audit Fees                         $39,500                   $32,500
        Audit-Related Fees                  None                      None
        Tax Fees                            None                      None
        All Other Fees                      None                      None

Item 15. Exhibits.

Exhibit No.     Description
-----------     -----------
2.1             Purchase Agreement between Southern Palm Development Corp. and
                Registrant, incorporated herein by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form SB-2 filed on
                January 26, 2001.
2.2             Share Exchange Agreement between Safe Cell Tab Inc. and
                Registrant, incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed on September 4,
                2003.
2.3             Amended Share Exchange Agreement between Safe Cell Tab Inc. and
                Registrant, incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K/A filed on March 26,
                2004.
3.1             Articles of Incorporation, incorporated herein by reference to
                Exhibit 3.1 to the Registrant's Registration Statement on Form
                SB-2 filed on January 26, 2001.
3.2             Bylaws, incorporated herein by reference to Exhibit 3.2 (I) to the Registrant's Registration Statement on Form SB-2 filed on
                January 26, 2001.
3.3             Amended Bylaws, incorporated herein by reference to Exhibit 3.2
                (II) to the Registrant's Registration Statement on Form SB-2 filed on January 26, 2001.
3.4             Amended Bylaws, incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-QSB filed on
                February 2, 2004. Disclosure Statement in favor of Plan of
                Reorganization, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on August
                29, 2004.
3.5             Certificate of Correction to the Certificate of Correction to
                the Articles of Incorporation, incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 29, 2006.
3.6             Certificate of Designations to the Articles of Incorporation,
                designating Series A Convertible Preferred Stock, incorporated herein by reference to Exhibit 3.2 to the Registrant's Current
                Report on Form 8-K filed on August 29, 2006.
3.7             Certificate of Amendment to Articles of Incorporation changing the name from Claremont Technologies Corp. to China Ivy School,
                Inc., incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on January 8,
                2007.

4.1             2007 Equity Incentive Plan, incorporated herein by reference to
                Exhibit 4.1(I) to the Registrant's Registration Statement on Form S-8 filed on January 22, 2007.
10.1            Acquisition Agreement between Southern Palm Development Corp.
                and Registrant, incorporated herein by reference to Exhibit 10.1(I) to the Registrant's Registration Statement on Form SB-2 filed on January 26, 2001.
10.2 Executive Consultant Agreement between John Morita and Registrant, incorporated herein by reference to Exhibit 10.1(II) to the Registrant's Registration Statement on Form SB-2 filed on January 26, 2001.
10.3 Stock Purchase Agreement between Xu Zuqiang and Registrant, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2006.
10.4 Amendment to Stock Purchase Agreement between Xu Zuqiang and Registrant, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 29, 2006.
10.5 Mutual Release, Settlement and Indemnification Agreement between Trevor Bentley, Lorne Chomos, and Registrant, incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on August 29, 2006.
10.6 Share Exchange Agreement among Brighter International Limited, Blue Tassel School and the shareholders of Brighter International Limited and Registrant, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 13, 2006.
10.7 Standby Fixed Price Equity Distribution Agreement between certain investors and the Registrant, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on May 31, 2007.
21.1            List of Subsidiaries
31.1 Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 8, 2008              CHINA IVY SCHOOL, INC.

                                  By: /s/ Yongqi Zhu
                                     ---------------------------------
                                           Yongqi Zhu
                                  Chairman and Chief Executive Officer
                                  (principal executive officer)


                                  By: /s/ Jian Xue
                                     ---------------------------------
                                           Jian Xue
                                  Chief Financial Officer
                                  (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 31, 2008 in the capacities indicated.

Signature                          Title


/s/ Yongqi Zhu           Chairman, Chief Executive Officer  (principal
--------------------     executive officer) and a Director


/s/ Qian Gao             Director
--------------------


/s/ Yipeng Lu            Director
--------------------


/s/ Fugeng Xia           Director
--------------------


/s/ Haiming Zhang        Director
--------------------

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2007

                                TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm                      F-1

Consolidated Balance Sheet as of December 31, 2007                           F-2

Consolidated Statements of Operations                                        F-3
for the years ended December 31, 2007 and 2006

Consolidated Statements of Cash Flow                                         F-4
for the years ended December 31, 2007 and 2006

Consolidated Statements of Stockholders' Equity                              F-5
for the years ended December 31, 2007 and 2006

Notes to Consolidated Financial Statements                            F-6 - F-21

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Ivy School, Inc.,

We have audited the accompanying consolidated balance sheet of China Ivy School (the "Company") and its subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Safe Cell Tab Inc., a wholly owned subsidiary, whose statements reflect total assets of $11,096 as of December 31, 2007, and total loss of $16,500 and $1,076 for the years ended in December 31, 2007 and December 31, 2006. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Safe Cell Tab Inc., is based solely on the report of the other auditor.

We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Ivy School, Inc. and its subsidiaries as of December 31, 2007, and the results of its consolidated statements of operations, stockholders' equity, and its cash flows for each of the two years ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.


/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
February 25, 2008

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                   (FORMERLY CLAREMONT TECHNOLOGIES CORPORATE)
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2007

                                     ASSETS

Current Assets
              Cash and cash equivalents                                  $   227,887
              Restricted cash                                                685,500
              Prepaid expenses                                                12,941
              Other receivables                                                2,174
                                                                         -----------
                      Total Current Assets                                   928,502

Property and Equipment, net                                               19,232,484
Land Use Right, net                                                        5,516,431
                                                                         -----------
Total Assets                                                             $25,677,417
                                                                         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
              Accounts payable and accrued expenses                      $ 2,980,407
              Related parties payable                                      1,630,650
              Deferred revenue                                               481,229
              Net liabilities in the entity to be discontinued               182,235
              Bank Loans                                                   6,169,500
                                                                         -----------
                      Total Current Liabilities                           11,444,021
                                                                         -----------

Bank Loans - Non Current                                                   8,226,000
                                                                         -----------
Total Liabilities                                                         19,670,021
                                                                         -----------

Commitments                                                                       --

Stockholders' Equity
              Common stock, $.001 par value, 100,000,000
              shares authorized, 61,650,001, issued and outstanding           61,650
              Additional paid in capital                                   4,054,879
              Statutory reserve                                              480,813
              Comprehensive income                                           500,352
              Retained earnings                                              909,701
                                                                         -----------
              Total Stockholders' Equity                                   6,007,395
                                                                         -----------

Total Liabilities and Stockholders' Equity                               $25,677,417
                                                                         ===========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                   (FORMERLY CLAREMONT TECHNOLOGIES CORPORATE)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                                     2007              2006
                                                                                 ------------      ------------
Net revenue                                                                      $  7,129,515      $  5,564,409

Operating expenses
              Depreciation                                                            983,247           342,570
              General and administrative expenses                                   5,009,733         5,207,730
                                                                                 ------------      ------------
                        Total operating expenses                                    5,992,980         5,550,300
                                                                                 ------------      ------------

Income from operations                                                              1,136,535            14,109
                                                                                 ------------      ------------

Other (income) expense
              Interest income                                                         (39,351)          (55,231)
              Interest expense                                                      1,015,355           794,439
              Miscellaneous (income) expense                                           11,861          (189,825)
              Forgiveness of debt                                                    (216,107)               --
                                                                                 ------------      ------------
                        Total Other Expense                                           771,758           549,383
                                                                                 ------------      ------------

Income (loss) from continued operations                                               364,777          (535,274)

Loss from operations of the entity to be discontinued                                 (16,500)               --
                                                                                 ------------      ------------

Net income (loss)                                                                     348,277          (535,274)

Other comprehensive item
                Foreign currency translation gain                                     346,053            44,571
                                                                                 ------------      ------------

Comprehensive income (loss)                                                      $    694,330      $   (490,703)
                                                                                 ============      ============

Basic and diluted net income (loss) per share from continued operations          $       0.01      $      (0.01)
                                                                                 ============      ------------
Basic and diluted net income (loss) per share from discountinued operations      $      (0.00)     $       0.00
                                                                                 ============      ============
Basic and diluted net income (loss) per share                                    $       0.01      $      (0.01)
                                                                                 ============      ------------
Weighted average  number of  basic and diluted share outstanding                   61,587,945        56,034,932
                                                                                 ============      ============

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   (FORMERLY CLAREMONT TECHNOLOGIES CORPORATE)
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                                                         2007              2006
                                                                                                     ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
                  Net income / (loss)                                                                $    348,277      $   (535,274)
                  Adjustments to reconcile net income / (loss) to net cash
                  provided by operating activities:
                  Depreciation                                                                            983,247           342,570
                  Gain on disposal of property & equipment                                                     --            (6,862)
                  Loss from operations of the entity to be discontinued                                    16,500                --
                  Decrease in current assets:
                     Other receivable                                                                     391,355           205,627
                     Inventory                                                                                 --               870
                     Prepaid expense                                                                       35,555           444,618
                  Increase (decrease) in current liabilities:
                     Accounts payable and accrued expenses                                              1,963,388         4,014,373
                     Deferred revenue                                                                        (293)         (493,662)
                                                                                                     ------------      ------------
                  Net cash provided by operating activities from continuing operations                  3,738,029         3,972,260
                  Net cash used in operations of the entity to be discontinued                            (14,067)               --
                                                                                                     ------------      ------------
                  Net cash provided by operating activities                                             3,723,962         3,972,260
                                                                                                     ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
                  Acquisition of property and equipment                                                   (85,639)       (1,537,753)
                  Proceeds from sales of fixed assets                                                          --            76,620
                  Cash received as part of reverse acquisition                                                 --               432
                                                                                                     ------------      ------------
                  Net cash used in investing activities from continuing operations                        (85,639)       (1,460,701)
                  Net cash used in investing activities of the entity to be discontinued                     (544)               --
                                                                                                     ------------      ------------
                  Net cash used in investing activities                                                   (86,183)       (1,460,701)
                                                                                                     ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
                  Payment on bank loans                                                                (1,975,050)       (3,144,250)
                  Borrows from bank loan                                                                       --         4,024,640
                  Decrease of restricted cash secured for bank loans                                     (658,350)               --
                  Payment to a related party                                                           (3,339,998)       (3,506,290)
                  Contribution of capital                                                                 171,120            30,185
                                                                                                     ------------      ------------
                  Net cash used in financing activities from continuing operations                     (5,802,277)       (2,595,715)
                  Net cash provided by financing activities of the entity to be discontinued               13,088                --
                                                                                                     ------------      ------------
                  Net cash used in financing activities                                                (5,789,189)       (2,595,715)
                                                                                                     ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                               66,940            76,884
                                                                                                     ------------      ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                              (2,084,471)           (7,273)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                                            2,312,358         2,319,631
                                                                                                     ------------      ------------

CASH AND CASH EQUIVALENTS, ENDING BALANCE                                                            $    227,887      $  2,312,358
                                                                                                     ============      ============

SUPPLEMENTAL DISCLOSURES:
                  Income tax payments                                                                $         --      $         --
                                                                                                     ============      ============
                  Interest payments                                                                  $  1,015,355      $    794,439
                                                                                                     ============      ============

NON CASH TRANSACTIONS:
                  Transfer of land and building as capital contribution                              $    608,724      $         --
                                                                                                     ============      ============
                  Transfer of land and building against loan receivable                              $ 19,525,304      $         --
                                                                                                     ============      ============
                  Issuance of shares for consulting fees accrued in prior year                       $  3,250,000      $   (535,274)
                                                                                                     ============      ============
                  Issuance of shares for reverse acquisition                                         $        150      $         --
                                                                                                     ============      ============

                 The accompanying notes are an integral part of
                     these consolidated financial statements

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                   (FORMERLY CLAREMONT TECHNOLOGIES CORPORATE)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                                                                           Total
                                        Capital Stock          Additional   Comprehensive    Statutory    Retained     Stockholders'
                                 Number of Shares   Amount   Paid in Capital    Income         Reserve     Earnings        Equity
                                 ----------------   ------   ---------------    ------         -------     --------        ------
Balance December 31, 2005           55,250,000   $    39,440   $        --    $   109,728   $        --   $ 1,758,647   $ 1,907,815

Changes due to recapitalization      1,250,001        17,060            --             --            --      (181,136)     (164,076)

Contributed capital - Rent                  --            --        30,185             --            --            --        30,185

Foreign currency translation gain           --            --            --         44,571            --            --        44,571

Transfer to statutory reserve               --            --            --             --       409,612      (409,612)           --

Net loss for the year ended
  December 31, 2006                         --            --            --             --            --      (535,274)     (535,274)
                                   -----------   -----------   -----------    -----------   -----------   -----------   -----------

Balance December 31, 2006           56,500,001        56,500        30,185        154,299       409,612       632,625     1,283,221

Common stock issued for accrued
  consulting fees                    5,000,000         5,000     3,245,000             --            --            --     3,250,000

Common stock issued in
  reverse acquistion                   150,000           150          (150)            --            --            --            --

Contributed capital                         --            --       779,844             --            --            --       779,844

Foreign currency translation gain           --            --            --        346,053            --            --       346,053

Transfer to statutory reserve               --            --            --             --        71,201       (71,201)           --

Net income for the year ended
  December 31, 2007                         --            --            --             --            --       348,277       348,277

                                   -----------   -----------   -----------    -----------   -----------   -----------   -----------
Balance December 31, 2007           61,650,001   $    61,650   $ 4,054,879    $   500,352   $   480,813   $   909,701   $ 6,007,395
                                   ===========   ===========   ===========    ===========   ===========   ===========   ===========

                 The accompanying notes are an integral part of
                    thesse consolidated financial statements

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                   (FORMERLY CLAREMONT TECHNOLOGIES CORPORATE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - ORGANIZATION

      China Ivy School, Inc. (Formerly Claremont Technologies Corp.) ("the Company") was incorporated on September 14, 1999 under the laws of the State of Nevada. The Company acquired a wholly owned subsidiary Safe Cell Tab Inc. ("Safe Cell") on August 22, 2003. Safe Cell was incorporated on May 9, 1996 under the Provence of British Columbia, Canada and engaged in distributing Wi-Fi License and Mobius disposable cell phone.

      On October 12, 2006 China Ivy and the shareholders of Brighter International, entered into a Share Exchange Agreement in which China Ivy acquired 100% of Brighter International's outstanding common stock. Under the Share Exchange Agreement the shareholders of Brighter International received 55,250,000 newly issued common shares of the company. This acquisition was accounted for at historical cost in a manner similar to that in pooling of interests method since after the acquisition, the former shareholders of Brighter International acquired majority of the outstanding shares of the Company. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

      Brighter International Limited ("Brighter International") is an education investment enterprise and is incorporated in accordance with the General Corporation Act of the State of Nevada on June 1st, 2006. On June 15, 2006, Brighter International entered into an agreement with Blue Tassel School, and pursuant to the agreement, all the shareholders of Blue Tassel School transfer all their ownership of Blue Tassel School to Brighter International. Prior to acquisition, Brighter International and Blue Tassel School had common shareholders owning the same percentage of ownership in both companies. Therefore, the entities were under common control before the acquisition. This acquisition was accounted for at historical cost in a manner similar to that in pooling of interests method. No pro forma financial information is disclosed as the amounts involved are immaterial. After the acquisition, Brighter International owns 100% of the outstanding shares of Blue Tassel School as its sole shareholder.

      Blue Tassel School was established on July 10, 2001 under the laws of the Peoples' Republic of China. Blue Tassel School is an education center located in Suzhou city, accredited by the Jiangsu Province Educational committee as a boarding school comprising grades from kindergarten through senior school, including an international school. The five schools that comprise Blue Tassel School are kindergarten, primary school, junior high school, senior high school, and international school.

      On May 30, 2007 the Company board of directors approved a memorandum and decided to spin-off the Company's wholly owned subsidiary Safe Cell. Safe Cell is still in the process of spin-off by December 31, 2007. The operations of Safe Cell has been presented as the "operations of the entity to be discontinued", in the accompanying consolidated financial statements

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's functional currency is the Chinese Renminbi; however the accompanying consolidated financial statements have been translated and presented in United States Dollars ($).

      Foreign currency transactions and comprehensive income (loss)

      As of December 31, 2007, the accounts of Blue Tassel School were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

      During the years ended December 31, 2007 and 2006, the transactions of Brighter International were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

      Revenue Recognition

      The revenues of the Company's are tuition fees, accommodation fees and donation fees. Tuition fees and accommodation fees are collected in advance on or before new semesters started. Tuition fees are recognized as revenue proportionately as instruction is delivered, and are reported net of scholarships and tuition refunds. Accommodation fees are recognized as revenue in proportion to semester progress through the end of the reporting period. Tuition and accommodation fees paid in advance are recorded as deferred revenue. Donations are collected and recognized as revenue upon receipt of the donation.

      Stock-Based Compensation

      In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has adopted SFAS 123R and related FASB Staff Positions ("FSPs") as of December 31, 2006 and will recognize stock-based compensation expense using the modified prospective method. As of December 31, 2007, the Company has not issued any stock options or warrants.

      Advertising

      Advertising expenses consist primarily of costs of promotion for corporate image and costs of direct advertising. The Company expenses all advertising costs as incurred. The total advertisement expenses were $71,748 and $50,608 for the years ended December 31, 2007 and 2006.

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

      Blue Tassel is governed by the Income Tax Laws of the PRC. Pursuant to relevant PRC laws, regulations and tax law, the Company is exempt from income tax.

      Beginning January 1, 2008, the new Enterprise Income Tax ("EIT") law will replace the existing laws for Domestic Enterprises ("DES") and Foreign Invested Enterprises ("FIEs"). The new standard EIT rate of 25% will replace the 33% rate currently applicable to both DES and FIEs. The two years tax exemption, three years 50% tax reduction tax holiday for production-oriented FIEs will be eliminated. The Company is currently evaluating the effect of the new EIT law will have on its financial position.

      Statement of Cash Flows

      In accordance with SFAS No. 95, "Statement of Cash Flows," cash flows from the Company's operations is based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

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

      Segment Reporting

      Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure About Segments of an Enterprise and Related Information" requires use of the "management approach" model for segment reporting. The management approach model is based on the way a company's management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has no effect on the Company's consolidated financial statements as the Company consists of one reportable business segment.

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

      Contingencies

      Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company's management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company's legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

      If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company's financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

      Loss contingencies considered to be remote by management are generally not disclosed unless they involve guarantees, in which case the guarantee would be disclosed.

      Cash and Cash Equivalents

      Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

      Allowance for Doubtful Accounts

      Management reviews the composition of accounts receivable, loans and prepaid expense and analyzes historical bad debts, aging analysis, current economic trends and changes in payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Allowance for doubtful accounts amounted to $0 at December 31, 2007.

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

         Buildings                                                   20 years
         Infrastructures and leasehold improvement                   10 years
         Equipment (including electronic facilities, sports,
           education and recreation facilities)                      10 years
         Automobile                                                  10 years
         Furniture and Fixtures                                      5 years
         Computer Hardware and Software                              5 years

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

      Long-Lived Assets

      The Company has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS
      144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2007 there were no significant impairments of its long-lived assets.

      Basic and Diluted Earnings Per Share

      Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings or loss per share were $0.01 and $(.01) for the year ended December 31, 2007 and 2006 respectively.

      Recent Accounting Pronouncements

      In September 2006, FASB issued SFAS 158 `Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)' This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. However, an employer without publicly traded equity securities is required to disclose the following information in the notes to financial statements for a fiscal year ending after December 15, 2006, but before June 16, 2007, unless it has applied the recognition provisions of this Statement in preparing those financial statements:

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

      In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning October 1, 2009. Management is currently evaluating the effect of this pronouncement on financial statements.

      In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows The new standard also improves transparency about the location and amounts of derivative instruments in an entity's financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. . It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Management is currently evaluating the effect of this pronouncement on financial statements.

      In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009. While the Company has not yet evaluated this statement for the impact, if any, that SFAS No. 141(R) will have on its consolidated financial statements, the Company will be required to expense costs related to any acquisitions after September 30, 2009.

Note C - OTHER RECEIVABLES

      As of December 31, 2007, the Company had $2,174 in other receivable which represents advances made to employees. These receivables are interest free, unsecured, and due on demand.

Note D - PREPAID EXPENSES

      As of December 31, 2007, prepaid expenses were total $12,941, comprised of prepaid utilities of $8,472 and prepaid maintenance fee of 4,469.

Note E - RESTRICTED CASH

      As of December 31, 2007, the Company maintained $685,500 restricted cash as collateral for bank loan of $685,500 from Huaxia Bank Suzhou Branch which was due on February 22, 2008. The bank loan of $685,500 was repaid on the loan maturity date February 22, 2008 by using the restricted cash. For details of the bank loans please refer to Note K.

Note F - PROPERTY AND EQUIPMENT

      As of December 31, 2007 the property and equipment of the Company consisted of the following:

            Buildings                                           10,468,473
            Infrastructure and Leasehold Inprovement            10,342,056
            Computer Equipment                                     207,265
            Education Equipment                                    261,244
            Automobiles                                             26,983
                                                              ------------
            Total Property and Equipment                        21,306,021
                                                              ------------
            Accumulated Depreciation                            (2,073,537)
                                                              ------------
            Net Value of Property and Equipment               $ 19,232,484
                                                              ============

      The Company had depreciation expense of $983,247 for the year ended December 31, 2007. The depreciation expense for the year ended December 31, 2006 was $342,570.

      In May 24, 2007 the Company obtained the Property Titles on twenty buildings and accompanying infrastructures located in Suzhou City Wuzhou Economy Development District from its former shareholder Minglong Industry Ltd., totaling 50,113.81 square meters, in which 29,186.95 square meters buildings (sixteen buildings) are pledged to Suzhou City Village Credit Union Wuzhong Branch for a credit line of $4,592,850 from May 25, 2007 to December 24, 2007 and 20,926.86 square meters buildings (four buildings) are pledged to Huaxia Bank Suzhou Branch for a loan of $5,621,100 from May 25, 2007 to May 25, 2009. The attached infrastructures transferred to Blue Tassel School were booked at net historical value and were $4,078,209 as of December 31, 2007. The net historical value of the buildings transferred amounted to approximately $10,441,053 as of December 31, 2007.

      In October 2007, the management of Blue Tassel School made revision on the estimate of useful lives of buildings, infrastructures and leasehold improvements from 40 years to 20 years. In accordance with FAS154 Accounting Changes and Error Corrections, this change of useful lives is deemed as change in accounting estimate and has been accounted for in the period of change and future periods as the change affects both, without a restatement or retrospectively adjustment of the amounts reported in financial statements of prior periods or by reporting pro forma amounts for prior periods [FAS154, par 19]. The change in estimate of depreciation life results in a decrease of $126,917 of income from continuing operations and net income and $0.00 on the related per share amounts for the year ended 2007.

Note G - LAND USE RIGHT

      At May 24, 2007, the Company obtained the National Land Use Right and house property title for the land, buildings and accompanying infrastructures where Blue Tassel School is operating from the former shareholder Minglong Industry, The piece of land is totaling 91,993.32 square meters, and is pledged to Huaxia Bank Suzhou Branch for a loan of $2,604,900 from May 25, 2007 to September 18, 2009. The land use of right will expire on January 17, 2051. The land use right was recorded at $5,516,431 net of amortization expense of $69,927during the year ended December 31, 2007.

      The amortization expenses for land use right for next five years after December 31, 2007 are as follows:

                December 31, 2008                    $   114,266
                December 31, 2009                        114,266
                December 31, 2010                        114,266
                December 31, 2011                        114,266
                December 31, 2012                        114,266
                                                     ------------
                 Total                               $   571,330
                                                     ===========

Note H - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      The Company's accounts payable and accrued expenses as of December 31, 2007 are summarized as follows:

                                                                 US$

          Accounts payables                                 $   870,927
          Accrued consulting fee                              1,604,070
          Other accrued expense                                 505,410
                                                            -----------

          Total accounts payable and accrued expense        $ 2,980,407
                                                            ===========

      On January 1, 2007, the Blue Tassel Schools signed agreements with fifty-six individual consultants to provide education consulting services for the period of one year ended on December 31, 2007. The consulting fees of $1,604,070 were accrued as of December 31, 2007.

      The Company had a loan of $216,107 from a non-related party of the Company, Smart Development Company. The loan was unsecured, interest free and due on demand. The loan was forgiven by the non-related party creditor by December 31, 2007.

Note I - DEFERRED REVENUE

      Tuition and accommodation revenue received from students are recognized proportionately as the courses and accommodation services in the semesters are delivered. Tuition and accommodation fees paid at the beginning of semesters are recorded as deferred revenue. The company has recorded deferred revenue of $481,229 as of December 31, 2007.

Note J - INCOME TAXES

      The Company is governed by the Income Tax Laws of the PRC. Pursuant to the PRC relevant laws & regulations and tax law, schools are exempt from income tax. Hence the Company enjoys the preferential policies of exemption from enterprise income tax.

Note K - LOANS PAYABLE

      The Company has loans payable amounting to $14,395,500 as of December 31, 2007, including $11,653,500 bank loans from Huaxia Bank Suzhou Branch and $2,742,000 from Suzhou City Village Credit Union Wuzhou Branch. The loan of $685,000 was secured by a certificate of deposit for $685,500 in the same bank. The loan of $2,604,900 was secured by the land use right of Blue Tassel School. The loan of $5,621,100 was secured by four buildings totaling 20,926.86 square meters of the School. The loan of $2,742,100 was guaranteed by the private properties of Blue Tassel School's former shareholder. Blue Tassel School obtained a credit line of $4,592,850 from Suzhou City Village Credit Union Wuzhou Branch from October 25, 2007 to October 25, 2008, guaranteed by sixteen buildings totaling 29,186.95 square meters of the Blue Tassel School. As of December 31, 2007, the outstanding loans were $2,742,000 out of the credit line of $4,592,850. The loans payable at December 31, 2007 comprised of the following:

                                December 31, 2007
--------------------------------------------------------------------------------

Loan payable to Huaxia Bank Suzhou Branch in China, interest
at 5.589% per annum, due by February 22, 2008                           685,500

Loan payable to Huaxia Bank Suzhou Branch in China, interest
at 6.723% per annum, due by September 18, 2009                        2,604,900

Loan payable to Huaxia Bank Suzhou Branchin China, interest
at 5.67% per annum, due by September 18, 2009                         5,621,100

Loan payable to Huaxia Bank Suzhou Branchin China, interest
at 5.913% per annum, due by July 20, 2008                             2,742,000

Loan payable to Suzhou City Village Credit Union Wuzhou
Branch in China, interest at 9.478% per annum, due by
October 25, 2008                                                         68,550

Loan payable to Suzhou City Village Credit Union Wuzhou
Branch in China, interest at 9.478% per annum, due by
October 25, 2008                                                      1,096,800

Loan payable to Suzhou City Village Credit Union Wuzhou
Branch in China, interest at 9.478% per annum, due by
October 25, 2008                                                      1,233,900

Loan payable to Suzhou City Village Credit Union Wuzhou
Branch in China, interest at 9.478% per annum, due by
October 25, 2008                                                        342,750

Total Bank Loans                                                   $ 14,395,500

Current portion                                                    $  6,169,500
                                                                   ------------
Long-term portion                                                  $  8,226,000
                                                                   ------------

Note L -RELATED PARTIES PAYABLE

      The Company had a loan of $16,496 from one of the Company's shareholders. The loan was unsecured, interest free and due on demand. As of December 31, 2007, the loan was forgiven by the shareholder and recorded as capital contribution from this shareholder.

      The Company had a loan of $154,624 from one of the Company's shareholders. The loan was unsecured, interest free and due on demand. As of December 31, 2007, the loan was forgiven by the shareholder and recorded as capital contribution from this shareholder.

      As of December 31, 2007, Blue Tassel School has a payable of $1,219,350 from Blue Tassel School former shareholder Minglong Industry. The loan was unsecured, interest free and due on demand.

      As of December 31, 2007, the board of the directors of the Company agreed to pay an aggregate amount of $411,300 in bonuses to officers of the Blue Tassel School. The officers' bonus payable is as follows:

            -------------------------------------------------------------
                        Position                           Payable Amount
            -------------------------------------------------------------
            CEO                                              $ 137,100
            CFO                                                 27,420
            Principal of Blue Tassel School                    109,680
            Executive Vice President of Blue Tassel School      68,550
            Vice Principal of Blue Tassel School                41,130
            Vice Principal of Blue Tassel School                27,420
                                                             ----------
            Total officers' bonus payable                    $ 411,300
                                                             ==========

Note M -- COMMITMENTS

      Blue Tassel School leases buildings located in Suzhou City Wuzhong Economy Development District from Minglong Industry Ltd, the former shareholders of Blue Tassel School. The term of the lease agreement will be 10 year starting from January 1, 2009 to December 31, 2018. Blue Tassel School will pay the rent based on the Suzhou house rental market status at that time. The school has recorded rent expenses of $0 for the year ended December 31, 2007.

      Blue Tassel School leases an office space from Minglong Industry Ltd, the former shareholder of the Blue Tassel School. The term of the lease agreement will be 3 years starting from January 1, 2007 and ending on December 31, 2009. The lease was properly recorded as operating lease and the lease expense of the year ended December 31, 2007 was $176,017.

      The following is a schedule of future minimum lease payments required under the leases:

                   2008                           $   176,017

                   2009                           $   176,017

                   2010                           $   176,017

                   Total                          $   528,051

Note N - STATUTORY RESERVE AND STATUTORY COMMON WELFARE FUND

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

      The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2006. The amount included in the welfare fund for the year ended December 31, 2007 amounted to $23,734.

      In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounted to $47,467 as statutory reserve for the year ended December 31, 2007.

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

      On October 12, 2006 the Company and the shareholders of Brighter International Limited, a Nevada Corporation, entered into a Share Exchange Agreement in which the Company acquired 100% of Brighter International's outstanding common stock. Under the Share Exchange Agreement the shareholders of Brighter International received 55,250,000 newly issued common shares of the company. As a result of the Exchange Agreement, Brighter International Limited became a wholly-owned subsidiary of China Ivy School, Inc.

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

      The Company entered into a Fixed Price Standby Equity Distribution Agreement ("Agreement") on May 29, 2007 with five investors ("Investors"). Pursuant to the Agreement, the Company may, at its discretion, periodically sell to the Investors up to 20 million shares of the Company's common stock and the Investors are obligated to purchase at a fixed per share purchase price of $0.65 or up to $13 million. The maximum amount of each advance under the Agreement cannot exceed $4,333,333. In no event can the number of shares issued to any Investor pursuant to an advance cause any Investor to own more than 9.9% of the shares of common stock outstanding. No shares had been issued as of December 31, 2007.

      On May 30, 2007, the Company issued 150,000 shares of common stock to the officer of Safe Cell to settle a loan owned to the officer before the reverse merger. The stock issuance was valued at the par value and treated as consideration for the acquisition accounted for as the reverse acquisition.

      Prior to the acquisition by Brighter International, the former shareholders of Blue Tassel School contributed the right to use land, buildings and other facilities to Blue Tassel School as capital contribution and long-term payable. However, the titles of the land of use right, buildings and attached infrastructures were not transferred to Blue Tassel School until May 24, 2007. The transfer of titles of these tangible and intangible assets to Blue Tassel School increased the capital of Blue Tassel School by $608,724 to full amount $678,932 and increased the long-term payable to Blue Tassel School former shareholders to $1,219,350.

Note P - DISCOUNTINUED OPERATIONS

      On May 30, 2007 the Company board of directors decided to spin-off the Company's wholly owned subsidiary Safe Cell.

      With respects to the spin off of SCT, the Company will cooperate in taking all reasonable steps asked of the Company by Safe Cell former and future management. These steps may include the Company executing the required corporate actions to issue additional shares of Safe Cell to Safe Cell management and consultants, investors or as directed by Safe Cell management. The parties will exercise commercially reasonable efforts to complete the spin-off as soon thereafter as is practicable.

      The components of income (loss) from operations related to discontinue operations for the year ended December 31, 2007 are shown below.

                                                            Year ended
                                                         December 31, 2007
                                                         -----------------
            Sales, net                                       $  6,833
            Cost of sales                                          --
                                                             --------

            Gross profit                                        6,833
                                                             --------
            General and administrative expenses                23,333
                                                             --------

            loss from operations                              (16,500)

            Other (Income) Expense

                    Interest income                                 --
                    Other income                                    --
                                                             --------

            Total Other (Income) Expense                           --
                                                             --------

            loss before income tax                            (16,500)

            Provision for income tax                               --
                                                             --------

            Net loss from discontinued operations            $(16,500)
                                                             ========

      Assets and liabilities for the entity to be discontinued as of December 31, 2007 are as follows:

        Assets
             Cash and cash equivalents                            $     544
             Receivable
             Inventories                                             10,552
                                                                  ---------
                   Total Assets                                      11,096

        Liabilities
             Accounts payable and accrued expense                     1,364
             Payable to related party                               191,967
                                                                  ---------
                   Total Liabilities                                193,331
                                                                  ---------

                       Net liabilities held for the entity
                        to be discontinued                        $(182,235)
                                                                  =========

Note Q - SUBSEQUENT EVENT

      On March 18, 2008 Blue Tassel School sold the Land Use Right of 91,993.32 square meters and twenty Buildings of 50,113.81 square meters to its former shareholder Minglong Industry Co. Ltd. with the sales price of RMB 38,961,432.00 (approximately $5,551,247) and RMB 72,868,026 (approximately
      $10,382,279), respectively, totaling RMB 111,829,458.00 (approximately $15,933,526). Blue Tassel School will lease back the buildings from Minglong Industry Co., Ltd. from the date of sales.

      The lease payments made will equal the amounts received from the sale. The leases are of RMB24 per square meter annually (approximately $3.4 per square meter annually), totaling RMB 2,207,840 (approximately $314,574) per year for using the land and RMB180 per square meter annually (approximately $35.6 per square meter annually), totaling RMB9, 020,486 (approximately $1,285,244) per year for leasing the buildings. The total annual lease will be RMB11, 228,325 (approximately $1,599,818)

      The reason for sales of land use right and buildings and lease back is to comply with the new regulation from government of Suzhou City, Jiangsu Province, China. According to the new regulation:" Public institutions like schools, kindergartens, hospitals, educational facilities and health facilities of social organizations and other lands for the use of other social welfare, cannot be used as collateral for bank loans." As in 2007 the land use right and buildings were pledged for bank loans, the management of the Company decided to sell the Land of Use Right and buildings to Minglong Industry Co. Ltd. and then lease back for the school use.