Form 10-Q
period 2008-03-31
CHINA IVY SCHOOL, INC.
filed 2008-05-14
CIK 1130128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________      to ________________________

Commission File Number:

                             CHINA IVY SCHOOL, INC.
           (Exact name of small business as specified in its charter)

           Nevada                                       98-0338263
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

                1 Suhua Road, Shiji Jinrong Building, Suite 801,
             Suzhou Industrial Park, Jiangsu Province, China, 215020
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer |_|         Accelerated filer |_|
Non-accelerated filer (Do not check if a smaller reporting company) |_|
                                                   Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_|   No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Issuer had 61,650,001 shares of common stock outstanding as of April 7, 2008.

                     CHINA IVY SCHOOL, INC.TABLE OF CONTENTS

                                                                        Page No.

          PART I.  FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements..........................2

          Consolidated Balance Sheet as of March 31, 2007 (unaudited) .........2
          Consolidated Statement of Operations for the three month
          periods ended March 31, 2008 (unaudited) and
          March 31, 2007 (unaudited)...........................................3
          Consolidated Statement of Cash Flow for the three month periods ended March 31, 2008 (unaudited) and March 31, 2007
          (unaudited)..........................................................4
          Notes to Condensed Consolidated Financial Statements.................5
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................17
Item 3    Quantitative and Qualitative Disclosures About Market Risk..........19
Item 4T.  Controls and Procedures.............................................19

          PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................20
Item 1A   Risk Factors........................................................20
Item 2    Unregistered Sales of Equity Securities ............................20
Item 3    Defaults Upon Senior Securities.....................................20
Item 4    Submission of Matters to a Vote of Security Holders.................20
Item 5    Other Information...................................................20
Item 6.   Exhibits ...........................................................20
SIGNATURES....................................................................21

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

PART I--FINANCIAL INFORMATION
Item 1. Financial Statements.

                        CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                        (FORMERLY CLAREMONT TECHNOLOGIES CORP)
                              CONSOLIDATED BALANCE SHEETS

                     ASSETS
                                                                       March 31, 2008           December 31, 2007
                                                                       --------------           -----------------
Current Assets                                                          (Unaudited)
        Cash and cash equivalents                                        $   137,293               $   227,887
        Receivable from related parties                                   16,186,231                   685,500
        Prepaid expenses                                                      41,873                    12,941
        Other receivables                                                      1,953                     2,174
                                                                         -----------               -----------
                Total Current Assets                                      16,367,350                   928,502

Property, Plant and Equipment, net                                        19,746,162                19,232,484
Land Use Right, net                                                        5,697,224                 5,516,431
                                                                         -----------               -----------
Total Assets                                                             $41,810,736               $25,677,417
                                                                         ===========               ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts payable and accrued expenses                            $ 2,724,120               $ 2,980,408
        Payable to related parties                                           432,342                 1,630,650
        Deferred revenue                                                   1,556,206                   481,229
        Net liabilities in the entity held
        for disposition                                                      187,222                   182,235
        Lease - current portion                                            1,603,405                        --
        Bank Loans-current                                                 5,712,000                 6,169,500
                                                                         -----------               -----------
        Total Current Liabilities                                         12,215,294                11,444,022
                                                                         -----------               -----------


Bank Loans - Non Current                                                   8,568,000                 8,226,000
Lease - net of current portion                                            14,365,842                        --
                                                                         -----------               -----------
Total Liabilities                                                         35,149,136                19,670,022
                                                                         -----------               -----------

Stockholders' Equity
        Common stock, $.001 par value, 100,000,000
        shares authorized; 61,650,001, issued
        and outstanding                                                       61,650                    61,650
        Additional paid in capital                                         4,054,879                 4,054,879
        Statutory reserve                                                    523,472                   480,813
        Comprehensive income                                                 764,035                   500,352
        Retained earnings                                                  1,257,563                   909,701
                                                                         -----------               -----------
        Total Stockholders' Equity                                         6,661,599                 6,007,395
                                                                         -----------               -----------
Total Liabilities and Stockholders' Equity
                                                                         $41,810,736               $25,677,417
                                                                         ===========               ===========

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP)
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
            FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
                                   (UNAUDITED)

                                                                                  2008                    2007
                                                                              ------------            ------------
Net revenue                                                                   $  1,506,505            $  1,386,619

Operating expenses
         Depreciation & amortization                                               331,691                 110,296
         General and administrative expenses                                       527,652                 483,195
                                                                              ------------            ------------
                        Total operating expenses                                   859,343                 593,491
                                                                              ------------            ------------

Income from operations                                                             647,162                 793,128
                                                                              ------------            ------------

Other (income) expense
         Interest income                                                                --                 (15,564)
         Interest expense                                                          251,654                 236,933
                                                                              ------------            ------------
                        Total Other Expense                                        251,654                 221,369
                                                                              ------------            ------------

Income from continued operations                                                   395,508                 571,759

Loss from operations of the entity to be discontinued                               (4,987)                     --
                                                                              ------------            ------------

Net income                                                                         390,521                 571,759

Other comprehensive item
            Foreign currency translation gain                                      263,683                  50,404
                                                                              ------------            ------------

Comprehensive income                                                          $    654,204            $    622,163
                                                                              ============            ============

Basic and diluted net income per share from continued operations              $       0.01            $       0.01
                                                                              ============            ============
Basic and diluted net income (loss) per share from operations of
the entity to be discontinued                                                 $      (0.00)           $       0.00
                                                                              ============            ============
Basic and diluted net income per share                                        $       0.01            $       0.01
                                                                              ============            ============
Weighted average number of basic and diluted share outstanding                  61,650,000              61,500,000
                                                                              ============            ============

                            CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (FORMERLY CLAREMONT TECHNOLOGIES CORPORATE)
                   FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
                                          (UNAUDITED)

                                                                                    2008                   2007
                                                                                -----------            -----------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                                             $   390,521            $   571,759
         Adjustments to reconcile net income to net cash
         used in operating
         activities:
         Depreciation & amortization                                                331,691                110,296
         Loss from operations of the entity to be discontinued                        4,987                     --
         (Increase)/decrease in current assets:
            Other receivable                                                            302                  2,810
            Inventory                                                                    --                    786
            Prepaid expense                                                         (27,792)                (8,950)
            Increase/ (decrease) in current liabilities:
            Accounts payable and accrued expenses                                  (387,110)              (237,657)
            Deferred revenue                                                      1,032,585                880,966
                                                                                -----------            -----------
         Net cash provided by operating activities from
         continuing operations                                                    1,345,185              1,320,010
         Net cash used in operations of the entity to be
         discontinued                                                                (5,933)                    --
                                                                                -----------            -----------
         Net cash provided by operating activities                                1,339,252              1,320,010
                                                                                -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Receivable from related party                                                   --             (1,673,422)
         Acquisition of property and equipment                                       (4,311)               (32,881)
                                                                                -----------            -----------
         Net cash used in investing activities from continuing
         operations                                                                  (4,311)            (1,706,303)
         Net cash provided by investing activities of the
         entity to be discontinued                                                      437                     --
                                                                                -----------            -----------
         Net cash used in investing activities
                                                                                     (3,874)            (1,706,303)
                                                                                -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Payment on bank loans                                                     (698,850)                    --
         Lease obligation to related party                                       (1,455,478)                    --
         (Increase) decrease in restricted cash secured for
         bank loans                                                                 698,850             (1,942,500)
         Proceeds from related
         party                                                                       21,042                147,252
                                                                                -----------            -----------
         Net cash used in financing activities from continuing
         operations                                                              (1,434,436)            (1,795,248)
         Net cash provided by financing activities of the
         entity to be discontinued                                                    5,497                     --
                                                                                -----------            -----------
         Net cash used in financing activities                                   (1,428,939)            (1,795,248)
                                                                                -----------            -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                          2,966                 22,307
                                                                                -----------            -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (90,594)            (2,159,234)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                        227,887              2,312,358
                                                                                -----------            -----------

CASH AND CASH EQUIVALENTS, ENDING BALANCE                                       $   137,293            $   153,125
                                                                                ===========            ===========

SUPPLEMENTAL DISCLOSURES:
              Income tax payments                                               $        --            $        --
                                                                                ===========            ===========
              Interest payments                                                 $   251,654            $   236,933
                                                                                ===========            ===========
NON CASH TRANSACTIONS:
             Sale & leaseback of assets                                         $15,933,526            $        --
                                                                                ===========            ===========
             Issuance of shares for consulting fees accrued in prior year       $        --            $ 3,250,000
                                                                                ===========            ===========

    The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

Note A - ORGANIZATION

      China Ivy School, Inc. (formerly Claremont Technologies Corp.) (the "Company") was incorporated on September 14, 1999 under the laws of the State of Nevada. The Company acquired a wholly owned subsidiary Safe Cell Tab Inc. ("Safe Cell") on August 22, 2003. Safe Cell was incorporated on May 9, 1996 under the laws of the Province of British Columbia, Canada and engaged in distributing Wi-Fi License and Mobius disposable cell phones.

      On October 12, 2006 China Ivy and the shareholders of Brighter International, entered into a Share Exchange Agreement in which China Ivy acquired 100% of Brighter International's outstanding common stock. Under the Share Exchange Agreement the shareholders of Brighter International received 55,250,000 newly issued common shares of the company. This acquisition was accounted for at historical cost in a manner similar to that in pooling of interests method since after the acquisition, the former shareholders of Brighter International held a majority of the outstanding shares of the Company. The financial statements of the legal acquirer are not significant; therefore, no pro forma financial information is submitted.

      Brighter International Limited ("Brighter International") is an education investment enterprise and is incorporated in accordance with the General Corporation Act of the State of Nevada on June 1st, 2006. On June 15, 2006, Brighter International entered into an agreement with Blue Tassel School, and pursuant to the agreement, all the shareholders of Blue Tassel School transferred all their ownership interests in Blue Tassel School to Brighter International. Prior to the acquisition, Brighter International and Blue Tassel School had common shareholders owning the same percentage of ownership in both companies. Therefore, the entities were under common control before the acquisition. This acquisition was accounted for at historical cost in a manner similar to that in pooling of interests method. No pro forma financial information is disclosed as the amounts involved are immaterial. After the acquisition, Brighter International owns 100% of the outstanding shares of Blue Tassel School.

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

      On May 30, 2007 the Company's board of directors approved a memorandum and decided to spin-off the Company's wholly owned subsidiary Safe Cell. The company and Safe Cell are in the final process of submitting the required spin-off documents as of March 31, 2008. The operations of Safe Cell have been presented as the "operations of the entity to be discontinued", in the accompanying consolidated financial statements

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Unaudited Interim Financial Information

      The accompanying unaudited consolidated financial statements have been prepared by China Ivy, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-Q and Item 310 of Regulation S-B, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K. The results of the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

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

      Foreign currency transactions and comprehensive income (loss)

      As of March 31, 2008, the accounts of Blue Tassel School were maintained, and its financial statements were expressed, in Chinese Yuan Renminbi
      (CNY). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the CNY as the functional currency. According to the Statement, all assets and liabilities were translated at the current exchange rate, stockholder's equity are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

      During the three month periods ended March 31, 2008 and 2007, the transactions of Brighter International were denominated in foreign currency and were recorded in Chinese Yuan Renminbi (CNY) at the rates of exchange in effect when the transactions occur. Exchange gains and losses are recognized for the different foreign exchange rates applied when the foreign currency assets and liabilities are settled. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.

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

      Revenue Recognition

      The revenues of the Company are tuition fees, accommodation fees and donation fees. Tuition fees and accommodation fees are collected in advance on or before new semester. Tuition fees are recognized as revenue proportionately as the instructions are delivered, and are reported net of scholarships and tuition refunds. Accommodation fee is recognized as revenue in proportion to semester progressed through the end of the reporting period. Tuition and accommodation fees paid in advance are recorded as deferred revenue. Donations are collected and recognized as revenue upon receipt of the donation.

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

      Blue Tassel is governed by the Income Tax Laws of the PRC. Pursuant to the PRC relevant laws and regulations and tax law, the Company is exempt from income tax.

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

      Fair Value of Financial Instruments

      Statement of financial accounting standard No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

      Long-Lived Assets

      The Company has adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS
      144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2008 there were no significant impairments of its long-lived assets.

      Basic and Diluted Earnings Per Share

      Earnings per share are calculated in accordance with the Statement of financial accounting standards No. 128 (SFAS No. 128), "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Net income (loss) per share for all periods presented has been restated to reflect the adoption of SFAS No. 128. Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings or loss per share were $0.01 and $0.01 for the three month period endeds March 31, 2008 and 2007 respectively.

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

Note C - OTHER RECEIVABLES

      As of March 31, 2008 and December 31, 2007, the Company had $1,953 and 2,174, respectively in other receivables which represents advances made to employees and from vendors. These receivables are interest free, unsecured, and due on demand.

Note D - RECEIVABLE FROM RELATED PARTY

      On March 18, 2008 Blue Tassel School sold the Land Use Right of 91,993.32 square meters and twenty Buildings of 50,113.81 square meters to its former shareholder Minglong Industry Co. Ltd with the sales price of $5,563,692 and $10,405,554 respectively, totaling $15,969,247
      (approximately RMB 111,829,458.00 ). Blue Tassel School leased back the buildings from Minglong Industry Co., Ltd. from the date of sale. Minglong Industry is held by a current major shareholder of the Company.

      The lease payments made will equal the amounts received form the sale. The leases are of approximately $3.4 per square meter annually (RMB 24 per square meter annually), totaling approximately $315,280 (RMB 2,207,840) per year for using the land and approximately $35.6 per square meter annually (RMB180 per square meter annually), totaling approximately $1,288,125 (RMB 9,020,486) per year for leasing the buildings. The total annual lease will be approximately $1,603,405.

      The reason for sales of land use right and buildings and lease back is to comply with the new regulation from government of Suzhou City, Jiangsu Province, China. According to the new regulation :" Public institutions like Schools, kindergartens, hospitals etc., educational facilities and health facilities of social organizations and other lands for the use of other social welfare, cannot be used as collateral for bank loans." As in 2007 the land use right and buildings were pledged for bank loans, the management of the Company decided to sell the Land Use Right and buildings to Minglong Industry Co. Ltd. and then lease back for the school use.

      As of March 31, 2008, the receivable from related party amounted to $16,186,231 which includes the receivable for the sale of assets.

Note E - PROPERTY, PLANT AND EQUIPMENT

      As of March 31, 2008 and December 31, 2007, Property, Plant & Equipment consist of the following:

                                                              3/31/2008             12/31/2007
           Buildings                                         10,903,705             10,468,474

           Infrasturcture and Leasehold Improvement          10,772,032             10,342,056

           Computer Equipment                                   213,326                207,265

           Education Equipment                                  279,065                261,244

           Automobiles                                           28,106                 26,982
                                                            ----------------------------------
           Total Property and Equipments                     22,196,234             21,306,021
                                                            ----------------------------------
           Accumulated Depreciation                          (2,450,072)            (2,073,537)
                                                            ----------------------------------
           Net Value of Property and Equipment               19,746,162             19,232,484
                                                            ----------------------------------

      The Company had depreciation expense of $296,046 and $110,296 for the three month periods ended March 31, 2008 and 2007, respectively.

      In May 24, 2007 the Company obtained the Property Titles on twenty buildings and accompanying infrastructures located in Suzhou City Wuzhou Economy Development District from its former shareholder Minglong Industry Ltd., totaling 50,113.81 square meters, in which 29,186.95 square meters buildings (sixteen buildings) are pledged to Suzhou City Village Credit Union Wuzhong Branch for a credit line of $4,592,850 from May 25, 2007 to December 24, 2007 and 20,926.86 square meters buildings (four buildings) are pledged to Huaxia Bank Suzhou Branch for a loan of $5,621,100 from May 25, 2007 to May 25, 2009. The attached infrastructures transferred to Blue Tassel School were booked at net historical value and were $4,104,627 and $4,078,209 as of March 31, 2008 and December 31, 2007, respectively. The net historical value of the buildings transferred amounted to approximately $10,507,154 and $10,441,053 as of March 31, 2008 and
      December 31, 2007 respectively.

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

      On March 18, 2008 Blue Tassel School sold the Land Use Right of 91,993.32 square meters and twenty Buildings of 50,113.81 square meters to its former shareholder Minglong Industry Co. Ltd with the sales price of $5,563,692 and $10,405,554 respectively, totaling $15,969,246
      (approximately RMB 111,829,458.00). Blue Tassel School leased back the buildings from Minglong Industry Co., Ltd. from the date of sales.

Note F - LAND USE RIGHT

      At May 24, 2007, the Company obtained the National Land Use Right and house property title for the land, buildings and accompanying infrastructures where Blue Tassel School is operating from the former shareholder Minglong Industry. The piece of land totals 91,993.32 square meters, and is pledged to Huaxia Bank Suzhou Branch for a loan of $2,713,200 from May 25, 2007 to September 18, 2009. The land use right will expire on January 17, 2051. The land use right was recorded at $5,697,224 net of accumulated amortization expense of $118,814 as of March 31, 2008. The amortization expense is $35,644 during the three month ended March 31, 2008.

      The amortization expenses for land use right for next five years after March 31, 2008 are as follows:

           March 31, 2009                                    $142,576
           March 31, 2010                                     142,576
           March 31, 2011                                     142,576
           March 31, 2012                                     142,576
           March 31, 2013                                     142,576
                                                             --------
               Total                                         $712,880
                                                             ========

      On March 18, 2008 Blue Tassel School sold the Land Use Right of 91,993.32 square meters and twenty Buildings of 50,113.81 square meters to its former shareholder Minglong Industry Co. Ltd with the sales price of $5,563,392 and $10,405,554 respectively, totaling $15,933,526
      (approximately RMB 111,829,458.00). Blue Tassel School leased back the buildings from Minglong Industry Co., Ltd. from the date of sales.

Note G - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      The Company's accounts payable and accrued expenses as of March31, 2008 and December 31, 2007 are summarized as follows:

                                           March 31, 2008     December 31, 2007
                                           --------------     -----------------
           Accounts payables                 $  829,509          $  870,928
           Accrued consulting fee             1,670,760           1,604,070
           Other accrued expense                223,851             505,410
                                             ----------          ----------
           Total accounts payable and
             accrued expense                 $2,724,120          $2,980,408
                                             ==========          ==========


Note H - DEFERRED REVENUE

      Tuition and accommodation revenue received from students are recognized proportionately as the courses and accommodation services in the semesters are delivered. Tuition and accommodation fees paid at the beginning of semesters are recorded as deferred revenue. Tuition fee is recognized as revenue proportionately as the instructions are delivered, and are reported net of scholarships and tuition refunds. Accommodation fees are recognized as revenue in proportion to semester progressed through the end of the reporting period. The company has recorded deferred revenue of $1,556,206 and $481,229 as of March 31, 2008 and December 31, 2007,
      respectively.

Note I - LOANS PAYABLE

      The Company has loans payable amounting to $14,280,000 and $14,395,500 as of March 31, 2008 and December 31, 2007 respectively, including $11,424,000 bank loans from Huaxia Bank Suzhou Branch and $2,856,000 from Suzhou City Village Credit Union Wuzhou Branch as of March 31, 2008 and $11,653,500 bank loans from Huaxia Bank Suzhou Branch and $2,742,000 from Suzhou City Village Credit Union Wuzhou Branch on December 31, 2007. The loans of $2,713,200 and $2,604,900 as of March 31, 2008 and as of December 31, 2007, respectively, were secured by the land use right of Blue Tassel School. The loan of $5,854,800 and $5,621,100 as of March 31, 2008 and December 31, 2007, respectively, were secured by four buildings totaling 20,926.86 square meters of the School. The loan of $2,856,000 and $2,742,100 as of March 31, 2008 and as of December 31, 2007, respectively, were guaranteed by the private properties of Blue Tassel School's former shareholder. Blue Tassel School obtained a credit line of $4,592,850 from Suzhou City Village Credit Union Wuzhou Branch from October 25, 2007 to October 25, 2008, guaranteed by sixteen buildings totaling 29,186.95 square meters of the Blue Tassel School. As of March 31, 2008, the outstanding loans were $2,856,000 out of the credit line of $4,783,800. The loans payable at March 31, 2008 comprised of the following:

                                              March 31, 2008
------------------------------------------------------------------------------------------------------------
Loan  payable to Huaxia  Bank  Suzhou  Branch in China,  interest  at 6.723% per
annum, due by September 18, 2009                                                                  2,713,200

Loan  payable to Huaxia  Bank  Suzhou  Branchin  China,  interest  at 6.723% per
annum, due by September 18, 2009                                                                  5,854,800

Loan  payable to Huaxia  Bank  Suzhou  Branchin  China,  interest  at 6.561% per
annum, due by July 20, 2008                                                                       2,856,000

Loan  payable  to Suzhou  City  Village  Credit  Union  Wuzhou  Branch in China,
interest at 0.7898% per annum, due by October 25, 2008                                               71,400

Loan  payable  to Suzhou  City  Village  Credit  Union  Wuzhou  Branch in China,
interest at 0.7898% per annum, due by October 25, 2008                                            1,142,400

Loan payable to Suzhou City Village Credit Union Wuzhou Branch in China,
interest at 0.7898% per annum, due by October 25, 2008                                            1,285,200

Loan  payable  to Suzhou  City  Village  Credit  Union  Wuzhou  Branch in China,
interest at 0.7898% per annum, due by October 25, 2008                                              357,000

Total Bank Loans                                                                              $  14,280,000

Current portion                                                                                   5,712,000
                                                                                              --------------
Long-term portion                                                                             $   8,568,000
                                                                                              ==============

       The loans payable at December 31, 2007 comprised of the following:

                                             December 31, 2007
------------------------------------------------------------------------------------------------------------
Loan  payable to Huaxia  Bank  Suzhou  Branch in China,  interest  at 5.589% per
annum, due by February 22, 2008                                                                     685,500

Loan  payable to Huaxia  Bank  Suzhou  Branch in China,  interest  at 6.723% per
annum, due by September 18, 2009                                                                  2,604,900

Loan payable to Huaxia Bank Suzhou Branchin China,  interest at 5.67% per annum,
due by September 18, 2009                                                                         5,621,100

Loan  payable to Huaxia  Bank  Suzhou  Branchin  China,  interest  at 5.913% per
annum, due by July 20, 2008                                                                       2,742,000

Loan  payable  to Suzhou  City  Village  Credit  Union  Wuzhou  Branch in China,
interest at 9.478% per annum, due by October 25, 2008                                                68,550

Loan  payable  to Suzhou  City  Village  Credit  Union  Wuzhou  Branch in China,
interest at 9.478% per annum, due by October 25, 2008                                             1,096,800

Loan payable to Suzhou City Village Credit Union Wuzhou Branch in China,
interest at 9.478% per annum, due by October 25, 2008                                             1,233,900

Loan  payable  to Suzhou  City  Village  Credit  Union  Wuzhou  Branch in China,
interest at 9.478%% per annum, due by October 25, 2008                                              342,750

Total Bank Loans                                                                              $  14,395,500

Current portion                                                                               $   6,169,500
                                                                                              --------------
Long-term portion                                                                             $   8,226,000
                                                                                              ==============


Note J - PAYABLE TO RELATED PARTIES

      The board of the directors of the Company agreed to pay an aggregate amount of $432,324 and $411,300 as of March 31, 2008 and December 31, 2007, respectively, in bonuses to officers of the Blue Tassel School.

      As of December 31, 2007, Blue Tassel School had a payable of $1,219,350 due from the former shareholder Minglong Industry. The loan was unsecured, interest free and due on demand

Note K -- COMMITMENTS

      Capital Lease Obligations

      Blue Tassel School leases buildings located in Suzhou City Wuzhong Economy Development District from Minglong Industry Ltd, the former shareholder of Blue Tassel School. The term of the lease agreement is 10 years starting March 31, 2008 to March 31, 2018. The lease is considered a capital lease. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset.

      Aggregate minimum future lease payments under capital leases as of March 31, 2008 for each of the next five years ended March 31, are as follows:

               2008                               $  1,603,405

               2009                               $  1,603,405

               2010                               $  1,603,405

               2011                               $  1,603,405

               2012                               $  1,603,405


      Capital lease obligations represent the following at March 31, 2008:

      Total minimum lease payments                         $ 15,969,247
      Less: current portion                                  (1,603,405)
                                                           ------------
      Non-current portion                                  $ 14,365,842
                                                           ------------

      Following is a summary of fixed assets held under capital leases at March 31, 2008

      Building and land use right                          $ 18,625,118
      Less: accumulated depreciation                         (2,420,740)
                                                           ------------
      Net                                                  $ 16,204,378


Note L - STATUTORY RESERVE  AND STATUTORY COMMON WELFARE FUND

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

      The Company established a reserve for the annual contribution of 5% of net income to the welfare fund in 2006. The amount included in the welfare fund for the period March 31, 2008 amounted to $14,220.

      In accordance with the Chinese Company Law, the company has allocated 10% of its annual net income, amounted to $28,440 as statutory reserve for the three month period ended March 31, 2008.

Note M - STOCKHOLDERS' EQUITY

      On January 22, 2007, for services rendered the Company awarded eight individual consultants a total of 5,000,000 shares of common stocks valued at $0.65 per share or $3,250,000, based upon market price at the date of issuance, for consultant services that were provided under the China Ivy School, Inc. 2007 Equity Incentive Plan. The consultants were engaged to provide various services to the Company during the period from October 13, 2006 to December 31, 2006 for market research, strategic planning and to identify investment bankers.

      The Company entered into a Fixed Price Standby Equity Distribution Agreement ("Agreement") on May 29, 2007 with five investors ("Investors"). Pursuant to the Agreement, the Company may, at its discretion, periodically sell to the Investors up to 20 million shares of the Company's common stock and the Investors are obligated to purchase at a fixed per share purchase price of $0.65 or up to $13 million. The maximum amount of each advance under the Agreement cannot exceed $4,333,333. In no event can the number of shares issued to any Investor pursuant to an advance cause any Investor to own more than 9.9% of the shares of common stock outstanding. The shares were not yet issued as of March 31, 2008.

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

Note N - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at March 31, 2008 and December 31, 2007 are as follows:




                                               Translation Adjustment
           Balance at December 31, 2006
                                                             $154,299
           Change for 2007                                    346,053
                                                             --------
           Balance at December 31, 2007                       500,352
           Change for 2008                                    263,683
                                                             --------
           Balance at March 31, 2008
                                                             $764,035
                                                             ========

Note O - DISCOUNTINUED OPERATIONS

      On May 30, 2007 the Company board of directors approved a memorandum and decided to spin-off the Company's wholly owned subsidiary Safe Cell. (the "Spin Off").

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

      The components of income (loss) from operations related to discontinue operations for the three month period ended March 31, 2008 are shown below.

                                                            Three months ended
                                                              March 31, 2008
                                                           -------------------
           Sales, net                                      $             2,511
           Cost of sales                                                    --
                                                           -------------------
           Gross profit                                                  2,511
                                                           -------------------
           General and administrative expenses                           7,498
                                                           -------------------

           Net loss from discontinued operations           $            (4,987)
                                                           -------------------

      Assets and liabilities for the entity held for sale as of March 31, 2008 are as follows:

           Assets
                Cash and cash equivalents                           $       108
                                                                    -----------
                Inventories                                              10,480
                                                                    -----------
                      Total Assets                                       10,588

           Liabilities
                Accounts payable and accrued expense                        346
                Payable to related party                                 197,464
                                                                    -----------
                      Total Liabilities                                 197,810

                                                                    -----------
                           Net liabilities held for disposition     $  (187,222)

Note P - SUBSEQUENT EVENT

      On April 10, 2008, China Ivy School, Inc. (the "Company") and a group of five investors mutually agreed to terminate the Standby Fixed Price Equity Distribution Agreement they had entered on May 29, 2007. No shares were sold or distributed under the Agreement by, to or among any of the Parties, and none of the Parties have any rights remaining under the Agreement or arising out of the termination of the Agreement. The investors were Nation City Investments Limited, Innovation Gaining Investments Limited, Arjuno Investments Limited, Billion Hero Investments Limited, and Even Bright Investments Limited. The company incurred no early termination penalties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" in our Report on Form 10-K filed with the SEC on April 9, 2008.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

The following table presents the statement of operations for the three months ended March 31, 2008 as compared to the comparable period of the three months ended March 31, 2007. The discussion following the table is based on these results.

                                                                     2008                       2007
                                                                  -----------                -----------
Net Revenue                                                       $ 1,506,505                $ 1,386,619

Operating Expenses
          Depreciation                                                331,691                    110,296
          General and administrative expenses                         527,652                    483,195
                                                                  -----------                -----------
                    Total operating expenses                          859,343                    593,491
                                                                  -----------                -----------

Income from operations                                                647,162                    793,128
                                                                  -----------                -----------

Other (Income) Expense
          Interest income                                                  --                    (15,564)
          Interest expense                                            251,654                    236,933
                                                                  -----------                -----------
                    Total Other Income                                251,654                    221,369
                                                                  -----------                -----------

Income from continued operation                                   $   395,508                $   571,759

Loss from operations of the entity
to be discontinued                                                     (4,987)                        --
                                                                  -----------                -----------

Net Income                                                            390,521                    571,759

Net Revenue

Net revenue for the three months ended March 31, 2008 totaled $1,506,505 compared to $1,386,619 for the three months ended March 31, 2007, an increase of $119,886, or approximately 8.6%. The increase was due to increased accumulated enrollment in the first quarter of 2008 as compared to the first quarter of 2007, and the increased spring recruiting number in kindergarten.

Operating Expense

Operating expenses for the three months ended March 31, 2008 totaled $859,343 or approximately 57% of net revenue, compared $593,491 or approximately 42.8% for the three months ended March 31, 2007. The increase in operating expense of $265,852 or approximately 45% was due to the increase in depreciation expense of $221,395 as a result of the change in the estimated useful lives of the long-lived assets of Blue Tassel School. The depreciation life of buildings, infrastructures, and leasehold improvement were changed from 40 years to 20 years. The change of accounting estimate is based on the new assessment on the remaining useful lives of these buildings, infrastructures and leasehold improvement.

General and administrative expenses increased by $44,457 as a result increase expenses related to marketing, rent, office supplies and salary increased as the result of increase enrollment and staff.

Income (Loss) from Operations

Income (loss) from operations for the three months ended March 31, 2008 was $647,162 or approximately 43% of net revenue as compared to $793,128 or approximately 57.1% of net revenue for the three months ended March 31, 2007, a decrease in income of $145,966 or approximately 18.4%. The decrease in our income was due increased depreciation expenses for the three months ended March 31, 2008.

Interest Expense

Interest expense for the three months ended March 31, 2008 totaled $251,654 compared to $236,933 for the three months ended March 31, 2007, an increase of $24,721 or approximately 10.4%. The increase was due to loan obtained for campus construction and further development.

Net Income (loss)

Our net income was $390,521 for the three months ended March 31, 2008 compared to $571,759 for the same period in 2007, a decrease in income of $181,238 or approximately 32%. The decrease in net income was primarily due to reason described above.

LIQUIDTY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $137,293 at March 31, 2008 and current assets totaled $16,367,350 at March 31, 2008. The Company's total current liabilities were $12,215,294 at March 31, 2008. Working capital at March 31, 2008 was $4,152,056. Net cash provided by operations for the three months ended March 31, 2008 was $1,339,252as compared to $1,320,010 during the same period in 2007. The increase in net cash provided by operating activities was a result of the increase in deferred revenue.

Net cash used in investing activities totaled $(3,874) for the three months ended March 31, 2008, compared with $(1,706,303) for the same period in 2007. The net cash change was $(90,594) and $(2,159,234) for the three months ended March 31, 2008 and 2007, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

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

Management's Report on Internal Control over Financial Reporting

"Management's Report on Internal Control over Financial Reporting" was disclosed in our Report on Form 10-K filed with the SEC on April 9, 2008. Such discussion is incorporated herein by reference.

Changes in Internal Controls over Financial Reporting.

During the quarterly period ending March 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not a party to any legal proceedings.

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties statements including but not limited to those discussed in "Risk Factors" in our Report on Form 10-K filed with the SEC on April 9, 2008. Such discussion is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There are no sales of equity securities during the applicable reporting period.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company did not submit any matters to a vote of our stockholders during the first quarter of 2008.

Item 5. Other Information.

None.

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

Dated: May 14, 2008

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