Form 10-Q
period 2008-06-30
CHINA IVY SCHOOL, INC.
filed 2008-08-19
CIK 1130128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

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


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer |_|                        Accelerated filer         |_|
Non-accelerated filer   |_|                        Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_|   No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Issuer had 61,650,001 shares of common stock outstanding as of August 19, 2008.

                     CHINA IVY SCHOOL, INC.TABLE OF CONTENTS

                                                                        Page No.

       PART I. FINANCIAL INFORMATION

Item 1.         Condensed Consolidated Financial Statements ...............    2
                Consolidated Balance Sheet as of June 30, 2008 (unaudited)     2

                Consolidated Statement of Operations for the three month
                and six month periods ended June 30, 2008 (unaudited)
                and June 30, 2007 (unaudited) .............................    3

                Consolidated Statement of Cash Flow for the six month
                periods ended June 30, 2008 (unaudited) and June 30, 2007
                (unaudited) ...............................................    4
                Notes to Condensed Consolidated Financial Statements ......    5
Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations .......................   18
Item 3.         Quantitative and Qualitative Disclosures About Market Risk    23
Item 4T.        Controls and Procedures ...................................   23

       PART II. OTHER INFORMATION

Item 1.         Legal Proceedings .........................................   24
Item 1A.        Risk Factors ..............................................   24
Item 2.         Unregistered Sales of Equity Securities ...................   24
Item 3.         Defaults Upon Senior Securities ...........................   24
Item 4.         Submission of Matters to a Vote of Security Holders .......   24
Item 5.         Other Information .........................................   24
Item 6.         Exhibits ..................................................   24

SIGNATURES.................................................................   25

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

PART I--FINANCIAL INFORMATION

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                              June 30,       December 31,
                                                                                2008             2007
                                                                            ------------     ------------
Current Assets                                                               (Unaudited)
             Cash and cash equivalents                                      $    142,312     $    227,887
             Restricted cash                                                          --          685,500
             Prepaid expenses                                                     22,268           12,941
             Other receivables                                                       117            2,174
                                                                            ------------     ------------
                     Total Current Assets                                        164,697          928,502

Receivable from related party                                                  7,575,902               --
Property, Plant and Equipment, net                                             8,881,234       19,232,484
Land Use Right, net                                                                   --        5,516,431
                                                                            ------------     ------------
Total Assets                                                                $ 16,621,833     $ 25,677,417
                                                                            ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
             Accounts payable and accrued expenses                          $    946,604     $  2,980,408
             Payable to related parties                                               --        1,630,650
             Deferred revenue                                                  1,111,780          481,229
             Net liabilities in the entity held for disposition                  189,659          182,235
             Bank Loans-current                                                7,586,800        6,169,500
                                                                            ------------     ------------
                     Total Current Liabilities                                 9,834,843       11,444,022

Bank Loans - Non Current                                                       5,981,900        8,226,000
                                                                            ------------     ------------
Total Liabilities                                                             15,816,743       19,670,022
                                                                            ------------     ------------

Stockholders' Equity
             Common stock, $.001 par value, 100,000,000
             shares authorized; 61,650,001 shares issued and outstanding          61,650           61,650
             Additional paid in capital                                        4,054,879        4,054,879
             Statutory reserve                                                   523,472          480,813
             Accumulated other comprehensive income                              762,002          500,352
             Retained earnings (defecit)                                      (4,596,913)         909,701
                                                                            ------------     ------------
             Total Stockholders' Equity                                          805,090        6,007,395
                                                                            ------------     ------------

Total Liabilities and Stockholders' Equity                                  $ 16,621,833     $ 25,677,417
                                                                            ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                     THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                                        2008             2007             2008             2007
                                                                    ------------     ------------     ------------     ------------
Net revenue                                                         $  1,244,199     $  1,663,813     $  2,750,704     $  3,050,432

Operating expenses
            Depreciation and amortization                                354,119          272,543          685,810          382,839
            General and administrative expenses                        1,561,343          501,024        2,691,617          984,219
                                                                    ------------     ------------     ------------     ------------
                         Total operating expenses                      1,915,462          773,567        3,377,427        1,367,058
                                                                    ------------     ------------     ------------     ------------
                                                                           1.754
Income from operations                                                  (671,263)         890,246         (626,723)       1,683,374
                                                                    ------------     ------------     ------------     ------------

Other (income) expense
            Interest income                                              (12,097)            (450)         (12,097)         (16,014)
            Interest expense                                             332,647          253,438          584,301          490,371
            Loss on sale of real property                                (45,893)              --        5,169,294               --
            Accretion of discount on receivable from related
                party relating to sale of real property                 (887,439)              --         (911,690)              --
                                                                    ------------     ------------     ------------     ------------
                         Total Other Expense                            (612,782)         252,988        4,829,808          474,357
                                                                    ------------     ------------     ------------     ------------

Income (loss) from continuing operations                                 (58,481)         637,258       (5,456,531)       1,209,017

Loss from operations of the entity to be discontinued                     (2,437)          (3,333)          (7,424)          (6,425)
                                                                    ------------     ------------     ------------     ------------

Net income (loss)                                                        (60,918)         633,925       (5,463,955)       1,202,592

Other comprehensive item
              Foreign currency translation gain                          123,563           89,900          261,650          140,394
                                                                    ------------     ------------     ------------     ------------

Comprehensive income (loss)                                         $     62,645     $    723,825     $ (5,202,305)    $  1,342,986
                                                                    ============     ============     ============     ============

Basic and diluted net income (loss) per share from continuing
   operations                                                       $      (0.00)    $       0.01     $      (0.09)    $       0.02
                                                                    ============     ============     ============     ------------
Basic and diluted net income (loss) per share from operations
   of the entity to be discontinued                                 $      (0.00)    $      (0.00)    $      (0.00)    $      (0.00)
                                                                    ============     ============     ============     ============
Basic and diluted net income (loss) per share                       $      (0.00)    $       0.01     $      (0.09)    $       0.02
                                                                    ============     ============     ============     ------------
Weighted average number of basic and diluted shares outstanding       61,650,001       61,549,451       61,650,001       61,524,862
                                                                    ============     ============     ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
                                   (UNAUDITED)

                                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                                                   2008             2007
                                                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
             Net income (loss)                                                                 $ (5,463,955)    $  1,202,592
             Adjustments to reconcile net income to net cash
               provided by (used in) operating activities:
             Depreciation and amortization                                                          685,810          382,839
             Loss on sale of real property                                                        5,169,294               --
             Imputed rent expense                                                                   479,850               --
             Accretion of discount on receivable from related party                                (911,690)              --
             Loss from operations of the entity to be discontinued                                    7,424            6,425
             Changes in operating assets and liabilities
                Other receivable                                                                      2,057          295,092
                Prepaid expense                                                                      (9,327)          22,911
                Accounts payable and accrued expenses                                            (2,033,804)        (464,983)
                Deferred revenue                                                                    630,551         (169,247)
                                                                                               ------------     ------------
             Net cash provided by (used in) operating activities from continuing operations      (1,443,790)       1,275,629
             Net cash provided by (used in) operations of the entity to be discontinued              (8,171)              --
                                                                                               ------------     ------------
             Net cash provided by (used in) operating activities                                 (1,451,961)       1,275,629
                                                                                               ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
             Increase of restricted cash for bank loan                                                   --       (1,972,500)
             Acquisition of property and equipment                                                   (5,393)         (33,322)
                                                                                               ------------     ------------
             Net cash used in investing activities from continuing operations                        (5,393)      (2,005,822)
             Net cash provided by investing activities of the entity to be discontinued                 133               --
                                                                                               ------------     ------------
             Net cash provided by (used in) investing activities                                     (5,260)      (2,005,822)
                                                                                               ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
             Repayment of bank loans                                                               (992,880)              --
             (Increase) decrease in restricted cash secured for bank loans                          709,200               --
             Advances from (to) related party - net                                               1,639,665       (1,261,969)
                                                                                               ------------     ------------
             Net cash provided by (used in) financing activities from continuing operations       1,355,985       (1,261,969)
             Net cash provided by financing activities of the entity to be discontinued               8,039               --
                                                                                               ------------     ------------
             Net cash provided by (used in) financing activities                                  1,364,024       (1,261,969)
                                                                                               ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                          7,622           57,742
                                                                                               ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (85,574)      (1,934,420)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                                        227,887        2,312,358
                                                                                               ------------     ------------

CASH AND CASH EQUIVALENTS, ENDING BALANCE                                                      $    142,312     $    377,938
                                                                                               ============     ============

SUPPLEMENTAL DISCLOSURES:
                  Income tax payments                                                          $         --     $         --
                                                                                               ============     ============
                  Interest payments                                                            $    584,301     $    490,371
                                                                                               ============     ============

NON CASH TRANSACTIONS:
             Sale of real property in exchange for receivable from related party               $ 11,228,703     $         --
                                                                                               ============     ============
             Issuance of shares for consulting fees accrued in prior year                      $         --     $        150
                                                                                               ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008
                                   (UNAUDITED)

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

      On October 12, 2006 China Ivy and the shareholders of Brighter International, entered into a Share Exchange Agreement in which China Ivy acquired 100% of Brighter International's outstanding common stock. Under the Share Exchange Agreement the shareholders of Brighter International received 55,250,000 newly issued common shares of the company. This acquisition was accounted for at historical cost in a manner similar to that in pooling of interests method since after the acquisition, the former shareholders of Brighter International held a majority of the outstanding shares of the Company. The financial statements of the legal acquirer were not significant.

      Brighter International Limited ("Brighter International") is an education investment enterprise and was incorporated in accordance with the General Corporation Act of the State of Nevada on June 1, 2006. On June 15, 2006, Brighter International entered into an agreement with Blue Tassel School, and pursuant to the agreement, all the shareholders of Blue Tassel School transferred all their ownership interests in Blue Tassel School to Brighter International. Prior to the acquisition, Brighter International and Blue Tassel School had common shareholders owning the same percentage of ownership in both companies. Therefore, the entities were under common control before the acquisition. This acquisition was accounted for at historical cost in a manner similar to that in pooling of interests method. After the acquisition, Brighter International owned 100% of the outstanding shares of Blue Tassel School.

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

      On May 30, 2007 the Company's board of directors approved a memorandum and decided to spin-off the Company's wholly owned subsidiary Safe Cell. The company and Safe Cell are in the final process of submitting the required spin-off documents as of June 30, 2008. The operations of Safe Cell have been presented as the "operations of the entity to be discontinued", in the accompanying consolidated financial statements.

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Unaudited Interim Financial Information

      The accompanying unaudited consolidated financial statements have been prepared by China Ivy, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-Q and Item 8-03 of Regulation S-X, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K. The results of the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

      Basis of Presentation

      The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's reporting currency is the United States dollar.

      Foreign currency transactions and comprehensive income (loss)

      As of June 30, 2008, the accounts of Blue Tassel School were maintained, and its financial statements were expressed, in Chinese Yuan (RMB). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounts Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholders' equity items are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

      Exchange and transaction gains and losses that arise from exchange rate fluctuations on balances and transactions denominated in a currency other than the functional currency are included in the results of operations.

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

      Cash and Cash Equivalents

      Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

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

      Buildings                                                 20 years
      Infrastructure and leasehold improvements                 10 years
      Equipment                                                 10 years
      Automobiles                                               10 years
      Furniture and Fixtures                                    5 years
      Computer Hardware and Software                            5 years

      Fair Value of Financial Instruments

      SFAS No. 107, Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

      Long-Lived Assets

      The Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS 144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of June 30, 2008 there were no significant impairments of its long-lived assets.

      Basic and Diluted Earnings Per Share

      Earnings per share are calculated in accordance with the SFAS No. 128, "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings or loss per share were $(0.10) and $0.02 for the six month periods ended June 30, 2008 and 2007, respectively.

      Recent Accounting Pronouncements

      Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the company. The impact on the Company's consolidated financial position and results of operations from adoption of these standards is not expected to be material.

Note C - OTHER RECEIVABLES

      As of June 30, 2008 and December 31, 2007, the Company had $117 and $2,174, respectively in other receivables which represents advances made to employees and from vendors. These receivables are interest free, unsecured, and due on demand.

Note D - RECEIVABLE FROM RELATED PARTY AND SALE AND LEASEBACK OF REAL PROPERTY

      On March 12, 2008 Blue Tassel School sold the Land Use Right of 91,993.32 square meters and twenty Buildings of 50,113.81 square meters to its former shareholder Minglong Industry Co. Ltd. ("Minglong") with the sales price of $5,563,692 and $10,405,554 respectively, totaling $15,969,247
      ((Y)111,829,458). Blue Tassel School leased back the land use right and the buildings from Minglong from the date of sale. Minglong is controlled by the chief executive officer and major shareholder of the Company.

      The lease payments made will equal the total sales price of $15,969,247 ((Y)111,829,458). The leases are of approximately $3.4 ((Y)24) per square meter annually, totaling approximately $315,280 ((Y)2,207,840) per year for using the land and approximately $35.6 ((Y)180) per square meter annually, totaling approximately $1,288,125 ((Y)9,020,486) per year for leasing the buildings. The total annual lease will be approximately $1,603,405 ((Y)11,228,326) until a total of approximately $15,969,247
      ((Y)111,829,458) has been offset against the amount receivable from related party over the 10 year term of the lease.

      The purpose of the sale and leaseback of the land use right and buildings was to comply with the new regulation from government of Suzhou City, Jiangsu Province, China. According to the new regulation :" Public institutions like Schools, kindergartens, hospitals etc., educational facilities and health facilities of social organizations and other lands for the use of other social welfare, cannot be used as collateral for bank loans." As in 2007 the land use right and buildings were pledged for bank loans, the management of the Company decided to sell the Land Use Right and buildings to Minglong and then lease back for the school use.

      As of June 30, 2008, the receivable from related party consist of:

      Face amount due from Minglong in connection with the sale
      and leaseback of real property, noninterest bearing, due
      in annual installments of $1,603,405 until repaid            $ 11,481,571

      Unamortized discount                                           (3,905,669)
                                                                   ------------

      Receivable, net                                              $  7,575,902
                                                                   ============

      The loss on the March 12, 2008 sale of real property was $5,169,294, as follows:

      Fair value of consideration received - $15,969,247
      noninterest bearing receivable from Minglong due in
      annual installments of $1,603,405 until repaid
      (discounted at 7% interest rate)                             $ 11,228,703

      Effect of change in exchange rate                                 (45,893)

      Net carrying value of land use right and buildings (less
      $113,057 foreign exchange translation adjustment)              16,443,890
                                                                   ------------

      Loss on sale of real property                                $  5,169,294
                                                                   ============

Note E - PROPERTY, PLANT AND EQUIPMENT

      As of June 30, 2008 and December 31, 2007, Property, Plant & Equipment consist of the following:

                                                      June 30, 2008       December 31, 2007
                                                    -----------------     -----------------
      Buildings                                     $              --     $      18,459,057
      Infrastructure and Leasehold Improvements            11,014,929                    --
      Educational Equipment                                   533,307             1,996,135
      Automobiles                                              28,716                25,882
                                                    -----------------     -----------------
      Total property and Equipment                         11,576,952            20,481,074
                                                    -----------------     -----------------
      Accumulated Depreciation                             (2,695,718)           (1,462,057)
                                                    -----------------     -----------------
      Net value of property and Equipment           $       8,881,234     $      19,019,017
                                                    =================     =================

      The Company had depreciation expense of $685,810 and $382,839 for the six month periods ended June 30, 2008 and 2007, respectively.

      On May 24, 2007 the Company obtained the Property Titles on twenty buildings and accompanying infrastructures located in Suzhou City Wuzhou Economy Development District from its former shareholder Minglong, totaling 50,113.81 square meters, in which 29,186.95 square meters (sixteen buildings) are pledged to Suzhou City Village Credit Union Wuzhong Branch for a credit line of $4,592,850 from October 25, 2007 to October 25, 2008 and 20,926.86 square meters (four buildings) are pledged to Huaxia Bank Suzhou Branch for a loan of $5,854,800 due September 18, 2009. The attached infrastructures transferred to Blue Tassel School were booked at net historical value and were $4,104,627 and $4,078,209 as of March 31, 2008 and December 31, 2007, respectively. The net historical value of the buildings transferred amounted to approximately $10,441,053 as of December 31, 2007.

      In October 2007, the management of Blue Tassel School made revision on the estimate of useful lives of buildings from 40 years to 20 years. In accordance with SFAS No. 154, Accounting Changes and Error Corrections, this change of useful lives is deemed as a change in accounting estimate and has been accounted for in the period of change and future periods as the change affects both, without a restatement or retrospective adjustment of the amounts reported in financial statements of prior periods or by reporting pro forma amounts for prior periods. The change in estimate resulted in a decrease of $126,917 of income from continuing operations and net income and $0.00 on the related per share amounts for the year ended December 31, 2007.

      On March 12, 2008 Blue Tassel School sold the Land Use Right of 91,993.32 square meters and twenty Buildings of 50,113.81 square meters to its former shareholder Minglong with the sales price of $5,563,692 and $10,405,554 respectively, totaling $15,969,246 ((Y)111,829,458). Blue
      Tassel School leased back the buildings from Minglong from the date of sale.

Note F - LAND USE RIGHT

      On May 24, 2007, the Company obtained the National Land Use Right and house property title for the land, buildings and accompanying infrastructures where Blue Tassel School is operating from the former shareholder Minglong. The piece of land totals 91,993.32 square meters, and is pledged to Huaxia Bank Suzhou Branch for a loan of $2,713,200 from May 25, 2007 to September 18, 2009. The land use right will expire on January 17, 2051. The land use right was recorded at $5,516,431 net of accumulated amortization expense of $69,929 as of December 31, 2007.

      On March 12, 2008 Blue Tassel School sold the Land Use Right of 91,993.32 square meters and twenty Buildings of 50,113.81 square meters to its former shareholder Minglong with the sales price of $5,563,392 and $10,405,554 respectively, totaling $15,933,526 ((Y)111,829,458). Blue
      Tassel School leased back the land use right and buildings from Minglong from the date of sale.

Note G - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      The Company's accounts payable and accrued expenses as of June 30, 2008 and December 31, 2007 are summarized as follows:

                                                      June 30, 2008      December 31, 2007
                                                    -----------------    -----------------
      Accounts payable                              $         583,116    $         870,928
      Accrued consulting fees                                      --            1,604,070
      Other accrued expenses                                  248,839              505,410
      Accrued wages                                           114,649                   --
                                                    -----------------    -----------------
      Total accounts payable and accrued expense    $         946,604    $       2,980,408
                                                    =================    =================

Note H - DEFERRED REVENUE

      Tuition and accommodation revenue received from students are recognized proportionately as the courses and accommodation services in the semesters are delivered. Tuition and accommodation fees paid at the beginning of semesters are recorded as deferred revenue. Tuition fee is recognized as revenue proportionately as the instructions are delivered, and are reported net of scholarships and tuition refunds. Accommodation fees are recognized as revenue in proportion to semester progressed through the end of the reporting period. The Company has recorded deferred revenue of $1,111,780 and $481,229 as of June 30, 2008 and December 31, 2007,
      respectively.

Note I - BANK LOANS

      The Company has loans payable amounting to $13,568,700 and $14,395,500 as of June 30, 2008 and December 31, 2007 respectively, including $11,424,000 bank loans from Huaxia Bank Suzhou Branch and $2,856,000 from Suzhou City Village Credit Union Wuzhou Branch as of June 30, 2008 and $11,653,500 bank loans from Huaxia Bank Suzhou Branch and $2,742,000 from Suzhou City Village Credit Union Wuzhou Branch on December 31, 2007. The loans of $2,713,200 and $2,604,900 as of June 30, 2008 and as of December 31, 2007,
      respectively, were secured by the land use right of Blue Tassel School. The loan of $5,854,800 and $5,621,100 as of June 30, 2008 and December 31, 2007, respectively, were secured by four buildings totaling 20,926.86 square meters of the School. The loan of $2,856,000 and $2,742,100 as of June 30, 2008 and as of December 31, 2007, respectively, were guaranteed by the private properties of Blue Tassel School's former shareholder. Blue Tassel School obtained a credit line of $4,592,850 from Suzhou City Village Credit Union Wuzhou Branch from October 25, 2007 to October 25, 2008, guaranteed by sixteen buildings totaling 29,186.95 square meters of the Blue Tassel School. As of June 30, 2008, the outstanding loans were $2,856,000 out of the credit line of $4,783,800.

      The loans payable at June 30, 2008 and December 31, 2007 are comprised of the following:

                                                                                        June 30,      December 31,
                                                                                          2008            2007
                                                                                      ------------    ------------
      Loan payable to Huaxia Bank Suzhou  Branch in China,  interest at 5.589% per
      annum, due by February 22, 2008                                                 $         --    $    685,500

      Loan payable to Huaxia Bank Suzhou  Branchin  China,  interest at 5.913% per
      annum, due by July 20, 2008                                                               --       2,742,000

      Loan payable to Huaxia Bank Suzhou  Branch in China,  interest at 6.723% per
      annum, due by September 18, 2009                                                   2,772,100       2,604,900

      Loan payable to Huaxia Bank Suzhou  Branchin  China,  interest at 6.723% per
      annum, due by September 18, 2009                                                   5,981,900       5,621,100

      Loan payable to Huaxia Bank Suzhou  Branchin  China,  interest at 6.561% per
      annum, due by July 20, 2008                                                        2,918,000              --

      Loan  payable to Suzhou City Village  Credit  Union Wuzhou  Branch in China,
      interest at 9.478% per annum, due by October 25, 2008                                     --          68,550

      Loan  payable to Suzhou City Village  Credit  Union Wuzhou  Branch in China,
      interest at 9.478% per annum, due by October 25, 2008                                     --       1,096,800

      Loan payable to Suzhou City Village Credit Union Wuzhou Branch in China,
      interest at 9.478% per annum, due by October 25, 2008                                     --       1,233,900

      Loan  payable to Suzhou City Village  Credit  Union Wuzhou  Branch in China,
      interest at 9.478% per annum, due by October 25, 2008                                     --         342,750
      Loan payable to Suzhou City Village Credit Union Wuzhou Branch in China,
      interest at 9.711% per annum, due by July 17, 2011                                   291,800              --

      Loan  payable to Suzhou City Village  Credit  Union Wuzhou  Branch in China,
      interest at 9.711% per annum, due by July 17, 2011                                 1,604,900              --
                                                                                      ------------    ------------
      Total Bank Loans                                                                  13,568,700      14,395,500

      Current portion                                                                    7,586,800       6,169,500
                                                                                      ------------    ------------
      Long-term portion                                                               $  5,981,900    $  8,226,000
                                                                                      ============    ============

Note J - PAYABLE TO RELATED PARTY

      The board of directors of the Company agreed to pay an aggregate amount of $0 and $411,300 as of June 30, 2008 and December 31, 2007, respectively, in bonuses to officers of the Blue Tassel School.

      Blue Tassel School had a payable to the former shareholder Minglong of $0 and $1,630,650 as of June 30, 2008 and December 31, 2007, respectively. The loan was unsecured, interest free and due on demand.

Note K -- COMMITMENTS

      Operating Lease Obligations

      Blue Tassel School leases a land use right and 20 buildings located in Suzhou City Wuzhong Economy Development District from Minglong, the former shareholder of Blue Tassel School. The term of the lease agreement is 10 years starting March 12, 2008. The lease is considered an operating lease. Rent expense for the period March 12, 2008 to June 30, 2008 was $571,753.

      Aggregate minimum future lease payments under operating leases as of June 30, 2008 for each of the next five years ending June 30, are as follows:

                             2009      $  1,603,405
                             2010      $  1,603,405
                             2011      $  1,603,405
                             2012      $  1,603,405
                             2013      $  1,603,405

      Consulting Agreements

      In 2007 and 2008, the Company engaged over 50 individuals (the "Consultants") to provide various education consulting services for the Company. The agreements for 2008 provide for the payment of minimum consulting fees to the Consultants totaling $1,670,760 ((Y)11,700,000) for the service period January 1, 2008 to December 31, 2008. At June 30, 2008, the Company had no unpaid consulting fees.

      The $1,670,760 ((Y)11,700,000) accrued at December 31, 2007 for services provided in 2007 were paid in June 2008 by Minglong on behalf of the Company.

      For the six months ended June 30, 2008 and 2007, consulting fees expense was $829,764 and $0, respectively.

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


      Blue Tassel School established a reserve for the annual contribution of 5% of its PRC net income to the welfare fund in 2006. The amount allocated to the welfare fund for the six months ended June 30, 2008 amounted to $14,220.

      In accordance with the Chinese Company Law, Blue Tassel School has allocated 10% of its PRC net income, or $28,439, to the statutory reserve for the six month period ended June 30, 2008.

Note M - STOCKHOLDERS' EQUITY

      On January 22, 2007, for services rendered, the Company awarded eight individual consultants a total of 5,000,000 shares of common stock valued at $0.65 per share or $3,250,000, based upon the market price at the date of issuance, for consultant services that were provided under the China Ivy School, Inc. 2007 Equity Incentive Plan. The consultants were engaged to provide various services to the Company during the period from October 13, 2006 to December 31, 2006 for market research, strategic planning and to identify investment bankers.

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

Note N - OTHER COMPREHENSIVE INCOME

      Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at June 30, 2008 and December 31, 2007 are as follows:

                                                 Foreign currency
                                              Translation Adjustment

            Balance at December 31, 2006      $              154,299
              Change for 2007                                346,053
                                              ----------------------
            Balance at December 31, 2007                     500,352
              Change for 2008                                261,650
                                              ----------------------
            Balance at June 30, 2008          $              762,002
                                              ======================

Note O - DISCOUNTINUED OPERATIONS

      On May 30, 2007 the Company board of directors decided to spin-off the Company's wholly owned subsidiary Safe Cell (the "Spin Off").

      With respect to the Spin Off of Safe Cell, the Company will cooperate in taking all reasonable steps asked of the Company by Safe Cell former and future management. These steps may include the Company executing the required corporate actions to issue additional shares of Safe Cell to Safe Cell management and consultants, investors or as directed by Safe Cell management. The parties will exercise commercially reasonable efforts to complete the spin-off as soon thereafter as is practicable.

      The components of income (loss) from operations related to the discontinued operations for the six month period ended June 30, 2008 are shown below.

                                                     Six months ended
                                                      June 30, 2008
                                                     ----------------
            Sales, net                               $          5,705
            Cost of sales                                         252
                                                     ----------------
            Gross profit                                        5,453
            eneral and administrative expenses                 12,877
                                                     ----------------
            Net loss from discontinued operations    $         (7,424)
                                                     ================

      Assets and liabilities for the entity held for sale as of June 30, 2008 are as follows:

        Assets
             Cash and cash equivalents                          $     412
             Inventories                                           10,300
                                                                ---------
                   Total Assets                                    10,712

        Liabilities

             Accounts payable and accrued expense                     365
             Payable to related party                             200,006
                                                                ---------
                   Total Liabilities                              200,371

                                                                ---------
                        Net liabilities held for disposition    $(189,659)
                                                                =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

The following table presents the statement of operations for the three months ended June 30, 2008 as compared to the comparable period of the three months ended June 30, 2007. The discussion following the table is based on these results.

                                                          2008          2007
                                                      -----------   -----------

Net Revenue                                           $ 1,244,199   $ 1,663,813

Operating Expenses
    Depreciation                                          354,119       272,543
    General and administrative expenses                 1,561,343       501,024
                                                      -----------   -----------
          Total operating expenses                      1,915,462       773,567
                                                      -----------   -----------

Income (loss) from operations                            (671,263)      890,246
                                                      -----------   -----------

Other (Income) Expense
    Interest income                                       (12,097)         (450)
    Interest expense                                      332,647       253,438
    Loss on sale of Property                              (45,893)           --
    Accretion of discount on receivable from related
      party relating to sale of real property            (887,439)            0
                                                      -----------   -----------
          Total Other Income                             (612,782)      252,988
                                                      -----------   -----------

Net income (loss) before discontinued operations      $   (58,481)  $   637,258
                                                      ===========   ===========

Net revenue

Net revenue for the three months ended June 30, 2008 totaled $1,244,199 compared to $1,663,813 for the three months ended June 30, 2007, a decrease of $419,614, or approximately 25%. The decrease was due to change of collection method of nonrefundable student enrollment fees. Starting 2008, we spread out the one time nonrefundable student enrollment fee previously collected at the time of enrollment to a yearly enrollment fee collected every year during enrollment.

Operating Expenses

Operating expenses for the three months ended June 30, 2008 totaled $1,915,462 or approximately 154% of net revenue, compared to $773,567 or approximately 46.5% of net revenue for the three months ended June 30, 2007. The increase in operating expenses of $1,141,895, or approximately 148%, was mainly due to (i) an increase in rent expense of approximately $422,000 as a result of the sale and lease back of our buildings and land use rights in March 2008; (ii) an increase of $415,000 in consulting fees during the three months ended June 30, 2008 and (iii) an increase in depreciation expense of approximately $81,000 due to change of estimated useful life of buildings from 40 years to 20 years and 10 years at the end of 2007.

Income (Loss) from Operations

Loss from operations for the three months ended June 30, 2008 was $671,263, or approximately 54% of net revenue, as compared to income from operations of $890,246 or approximately 53.5% of net revenue for the three months ended June 30, 2007, a decrease in income from operations of $1,561,509 or approximately 175%. The decrease in income was due to a decrease in our net revenue and an increase in our operating expenses as described above.

Other (income) Expense

Other expense for the three months ended June 30, 2008 totaled $(612,782) compared to $252,988 for the three months ended June 30, 2007, an increase of $865,770 or approximately 342%. This increase is related to an increase in our interest expense for the period related to higher balance of outstanding debt as compared to the same period ending June 30, 2007.

Net Income (loss)

Our net loss was $60,918 for the three months ended June 30, 2008 compared to net income of $633,925 for the same period in 2007, a decrease in income of $694,843 or approximately 110%. The decrease in net income was primarily due to reasons described above.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

The following table presents the statement of operations for the six months ended June 30, 2008 as compared to the comparable period of the six months ended June 30, 2007. The discussion following the table is based on these results.

                                                          2008          2007
                                                      -----------   -----------

Net Revenue                                           $ 2,750,704   $ 3,050,432

Operating Expenses
    Depreciation                                          685,810       382,839
    General and administrative expenses                 2,691,617       984,219
                                                      -----------   -----------
        Total operating expenses                        3,377,427     1,367,058
                                                      -----------   -----------

Income from operations                                   (626,723)    1,683,374
                                                      -----------   -----------

Other (Income) Expense
    Interest income                                       (12,097)      (16,014)
    Interest expense                                      584,301       490,371
    Loss on sale of Property                            5,169,294            --
    Accretion of discount on receivable from related
      party relating to sale of real property            (911,690)           --
                                                      -----------   -----------
        Total Other Income                              4,829,808       474,357
                                                      -----------   -----------

Net income before discontinued operations             $(5,456,531)  $ 1,209,017
                                                      ===========   ===========

Net revenue

Net revenue for the six months ended June 30, 2008 totaled $2,750,704 compared to $3,050,432 for the six months ended June 30, 2007, a decrease of $299,728, or approximately 9.8%. The decrease was due to change of collection method of nonrefundable student enrollment fees. Starting 2008, we spread out the one time nonrefundable student enrollment fee previously collected at the time of enrollment to a yearly enrollment fee collected every year during enrollment.

Operating Expenses

Operating expenses for the six months ended June 31, 2008 totaled $3,377,427 or approximately 123% of net revenue, compared $1,367,058 or approximately 45% for the six months ended June 30, 2007. The increase in operating expenses of $2,010,369 or approximately 147% was due to the increase in general and administrative expenses of $1,707,398 as a result of (i) an increase in our rent expense of $480,000 related to the sale and leaseback of our buildings in March 2008; (ii) an increase of $830,000 in consulting fees during the six months ended June 30, 2008 and (iii) an increase in depreciation expense of $302,971 due to change of estimated useful life of buildings from 40 years to 20 years and 10 years at the end of 2007.

Income (Loss) from Operations

Loss from operations for the six months ended June 30, 2008 was $(626,723) or approximately 23% of net revenue as compared to income from operations of $1,683,374 or approximately 55% of net revenue for the six months ended June 30, 2007, a decrease of $2,310,097 or approximately 137%. The decrease in income was due to a decrease in our net revenue of $299,728 and an increase in our operating expenses of $2,010,369 related to the reasons as described above.

Other (Income) Expense

Total other expense for the six months ended June 30, 2008 totaled $4,829,808 compared to $474,357 for the six months ended June 30, 2007, an increase of $4,355,451 or approximately 918%. The increase was primarily due to a loss of $5,169,294 on the sale of real property in March 2008 and an increase in our interest expense of approximately $94,000 due to increased level of debt.

Net Income (loss)

Our net loss was $(5,463,955) for the six months ended June 30, 2008 compared to net income of $1,202,592 for the same period in 2007, a decrease of $6,666,547 or approximately 554%. The decrease in net income was primarily due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $142,312 at June 30, 2008 and current assets totaled $164,697 at June 30, 2008. The Company's total current liabilities were $9,834,843 at June 30, 2008. Working capital at June 30, 2008 was $(9,670,146). Net cash used in operations for the six months ended June 30, 2008 was $(1,451,961) as compared to cash provided by operations of $1,275,629 during the same period in 2007. The decrease in net cash provided by operating activities was a result of a decrease in our net revenue while our operating costs increased.

Net cash used in investing activities totaled $5,260 for the six months ended June 30, 2008, compared to cash used in investing activities of $(2,005,822) for the same period in 2007. The net cash change was $(85,575) and $(1,934,420) for the six months ended June 30, 2008 and 2007, respectively.

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

Changes in Internal Controls over Financial Reporting.

During the quarterly period ending June 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 19, 2008

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