Form 10-Q/A
period 2008-03-31
CHINA IVY SCHOOL, INC.
filed 2008-09-19
CIK 1130128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Issuer had 61,650,001 shares of common stock outstanding as of April 18, 2008.

                     CHINA IVY SCHOOL, INC.TABLE OF CONTENTS

                                    Page No.

                          PART I. FINANCIAL INFORMATION

 Item 1. Condensed Consolidated Financial Statements...........................2

         Consolidated Balance Sheets as of March 31, 2008(unaudited)and
         December 31, 2007.....................................................2
         Consolidated Statements of Operations and Comprehensive Income
         (Loss) for the three month periods ended March 31, 2008 (unaudited)
         and March 31, 2007 (unaudited)........................................3
         Consolidated Statements of Cash Flows for the three month periods ended March 31, 2008 (unaudited) and March 31, 2007
         (unaudited)...........................................................4
         Notes to Condensed Consolidated Financial Statements..................5
 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................17
 Item 3  Quantitative and Qualitative Disclosures About Market Risk...........19
 Item 4T.Controls and Procedures...... .......................................19

                    PART II. OTHER INFORMATION

 Item 1. Legal Proceedings....................................................20
 Item 1A Risk Factors.........................................................20
 Item 2  Unregistered Sales of Equity Securities .............................20
 Item 3  Defaults Upon Senior Securities......................................20
 Item 4  Submission of Matters to a Vote of Security Holders..................20
 Item 5  Other Information....................................................20
 Item 6. Exhibits ............................................................20
 SIGNATURES...................................................................21

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

                                EXPLANATORY NOTE:

China Ivy School, Inc. (the "Company") is filing this Amendment No. 1 (the "Amendment") to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, which was originally filed on May 14, 2008 in order to correct certain errors relating to (1) the recording of the sale and leaseback of the real property on March 12, 2008 and (2) the nonaccrual of certain compensation expenses. The Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure in the Original Filing to reflect events or circumstances since the Original Filing except as described above. Accordingly, this Amendment should be read in conjunction with the Original Filing and our other filings with the Securities and Exchange Commission.

                          PART I--FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONSOLIDATED BALANCE SHEETS

                              ASSETS
                                                             March 31, 2008       December 31, 2007
                                                             --------------      -------------------
                                                              (Restated)
Current Assets                                                (Unaudited)
        Cash and cash equivalents                              $   137,293           $   227,887
        Restricted cash                                                 --               685,500
        Receivable from related party - current portion          1,344,411                    --
        Prepaid expenses                                            41,873                12,941
        Other receivables                                            1,953                 2,174
                                                               -----------           -----------
                Total Current Assets                             1,525,530               928,502

Receivable from related party - net of current portion          10,042,588                    --
Property, Plant and Equipment, net                               8,886,439            19,232,484
Land Use Right, net                                                     --             5,516,431
                                                               -----------           -----------
Total Assets                                                   $20,454,557           $25,677,417
                                                               ===========           ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
        Accounts payable and accrued expenses                  $ 3,256,342           $ 2,980,408
        Payable to related parties                                 432,342             1,630,650
        Deferred revenue                                         1,556,206               481,229
        Net liabilities in the entity held
        for disposition                                            187,222               182,235
        Bank Loans-current                                       5,712,000             6,169,500
                                                               -----------           -----------
        Total Current Liabilities                               11,144,112            11,444,022
                                                               -----------           -----------

Bank Loans - Non Current                                         8,568,000             8,226,000
                                                               -----------           -----------
Total Liabilities                                               19,712,112            19,670,022
                                                               -----------           -----------

Stockholders' Equity
        Common stock, $.001 par value, 100,000,000
        shares authorized; 61,650,001 shares issued
        and outstanding                                             61,650                61,650
        Additional paid in capital                               4,054,879             4,054,879
        Statutory reserves                                         523,472               480,813
        Accumulated other comprehensive income                     638,439               500,352
        Retained earnings (deficit)                            (4,535,995)               909,701
                                                               -----------           -----------
        Total Stockholders' Equity                                 742,445             6,007,395
                                                               -----------           -----------
Total Liabilities and Stockholders' Equity
                                                               $20,454,557           $25,677,417
                                                               ===========           ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

                                                                                  2008               2007
                                                                              ------------       ------------
                                                                                (Restated)
Net revenue                                                                   $  1,506,505       $  1,386,619

Operating expenses
         Depreciation and amortization                                             331,691            110,296
         General and administrative expenses                                     1,130,274            483,195
                                                                              ------------       ------------
                        Total operating expenses                                 1,461,965            593,491
                                                                              ------------       ------------

Income from operations                                                              44,540            793,128
                                                                              ------------       ------------

Other (income) expense
         Interest income                                                                --            (15,564)
         Interest expense                                                          251,654            236,933
         Loss on sale of real property                                           5,215,187                 --
         Accretion of discount on receivable from related party
             relating to sale of real property                                    (24,251)                 --
                                                                              ------------       ------------
                        Total Other Expense                                      5,442,590            221,369
                                                                              ------------       ------------

Income (loss) from continuing operations                                        (5,398,050)           571,759

Loss from operations of the entity to be discontinued                               (4,987)                --
                                                                              ------------       ------------

Net income (loss)                                                               (5,403,037)           571,759

Other comprehensive item
            Foreign currency translation gain                                      138,087             50,404
                                                                              ------------       ------------

Comprehensive income (loss)                                                   $(5,264,950)       $    622,163
                                                                              ============       ============

Basic and diluted net income (loss) per share from continuing operations      $     (0.09)       $       0.01
                                                                              ============       ============
Basic and diluted net income (loss) per share from operations of
the entity to be discontinued                                                 $      (0.00)      $       0.00
                                                                              ============       ============
Basic and diluted net income (loss) per share                                 $     (0.09)       $       0.01
                                                                              ============       ============
Weighted average number of basic and diluted shares outstanding                 61,650,001         61,500,001
                                                                              ============       ============

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2008 AND 2007
(UNAUDITED)

                                                                                  2008                 2007
                                                                              -----------          -----------
                                                                               (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income (loss)                                                  $   (5,403,037)        $   571,759
         Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating
         activities:
         Depreciation and amortization                                              331,691            110,296
         Imputed rent expense                                                        81,694                 --
         Accretion of discount on receivable from related party                     (24,251)                --
         Loss on sale of real property                                            5,215,187                 --
         Loss from operations of the entity to be discontinued                        4,987                 --
         Changes in operating assets and liabilities:
            Other receivable                                                            221              2,810
            Inventory                                                                    --                786
            Prepaid expense                                                         (28,932)            (8,950)
            Accounts payable and accrued expenses                                   275,934           (237,657)
            Deferred revenue                                                      1,074,977            880,966
                                                                                -----------        -----------
         Net cash provided by operating activities from
         continuing operations                                                    1,528,471          1,320,010
         Net cash used in operations of the entity to be
         discontinued                                                                (5,933)                --
                                                                                -----------        -----------
         Net cash provided by operating activities                                1,522,538          1,320,010
                                                                                -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         Receivable from related party                                                   --         (1,673,422)
         Acquisition of property and equipment                                       (4,311)           (32,881)
                                                                                -----------        -----------
         Net cash used in investing activities from continuing
         operations                                                                  (4,311)        (1,706,303)
         Net cash provided by investing activities of the
         entity to be discontinued                                                      437                 --
                                                                                -----------        -----------
         Net cash used in investing activities
                                                                                     (3,874)        (1,706,303)
                                                                                -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Repayment on bank loans                                                   (698,850)                --
         Repayment of loans payable to and advances from related party           (1,455,478)                --
         (Increase) decrease in restricted cash secured for
         bank loans                                                                 698,850         (1,942,500)
         Advances from (to)related party - net                                       21,042            147,252
                                                                                -----------        -----------
         Net cash used in financing activities from continuing
         operations                                                              (1,434,436)        (1,795,248)
         Net cash provided by financing activities of the
         entity to be discontinued                                                    5,497                 --
                                                                                -----------        -----------
         Net cash used in financing activities                                   (1,428,939)        (1,795,248)
                                                                                -----------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                       (180,319)             22,307
                                                                                -----------        -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (90,594)        (2,159,234)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                        227,887          2,312,358
                                                                                -----------        -----------

CASH AND CASH EQUIVALENTS, ENDING BALANCE                                       $   137,293        $   153,125
                                                                                ===========        ===========

SUPPLEMENTAL DISCLOSURES:
              Income tax payments                                               $        --        $        --
                                                                                ===========        ===========
              Interest payments                                                 $   251,654        $   236,933
                                                                                ===========        ===========
NON CASH TRANSACTIONS:
             Sale of real property in exchange for receivable
             from related party                                                 $11,228,703        $        --
                                                                                ===========        ===========
             Issuance of shares for consulting fees accrued in prior year       $        --        $ 3,250,000
                                                                                ===========        ===========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107 (SFAS No.107), Disclosures about fair value of financial instruments, requires that the Company disclose estimated fair values of financial instruments. The carrying amounts reported in the statements of financial position for assets and liabilities qualifying as financial instruments are a reasonable estimate of fair value.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standard No. 144 (SFAS No. 144), "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS No.144. SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of March 31, 2008 there were no significant impairments of its long-lived assets.

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with the SFAS No. 128, "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings or loss per share were $(0.09) and $0.01 for the three month periods ended March 31, 2008 and 2007, respectively.

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company's consolidated financial position and results of operations from adoption of these standards is not expected to be material.

Note C - OTHER RECEIVABLES

As of March 31, 2008 and December 31, 2007, the Company had $1,953 and $2,174, respectively in other receivables which represents advances made to employees and from vendors. These receivables are interest free, unsecured, and due on demand.

Note D - RECEIVABLE FROM RELATED PARTY AND SALE AND LEASEBACK OF REAL PROPERTY

On March 12, 2008 Blue Tassel School sold the Land Use Right of 91,993.32 square meters and twenty buildings of 50,113.81 square meters to its former shareholder Minglong Industry Co. Ltd. ("Minglong") with the sales price of $5,563,692 and $10,405,554 respectively, totaling $15,969,247 (RMB 111,829,458). Blue Tassel
School leased back the land use right and the buildings from Minglong from the date of sale. Minglong is controlled by the chief executive officer and major shareholder of the Company.

The lease payments made will equal the total sales price of $15,969,247 (RMB 111,829,458). The leases are of approximately $3.40 (RMB 24) per square meter annually, totaling approximately $315,280 (RMB 2,207,840) per year for using the land and approximately $35.60 (RMB 180) per square meter annually, totaling approximately $1,288,125 (RMB 9,020,486) per year for leasing the buildings. The total annual lease will be approximately $1,603,405 (RMB 11,228,326) until a total of approximately $15,969,247 (RMB 111,829,458) has been offset against the amount receivable from related party over the 10 year term of the lease.

The purpose of the sale and leaseback of the land use right and buildings was to comply with the new regulation from the government of Suzhou City, Jiangsu Province, China. According to the new regulation :" Public institutions like schools, kindergartens, hospitals etc., educational facilities and health facilities of social organizations and other lands for the use of other social welfare, cannot be used as collateral for bank loans." As in 2007 the land use right and buildings were pledged for bank loans, the management of the Company decided to sell the Land Use Right and buildings to Minglong and then lease back for the school use.

As of March 31, 2008, the receivable from related party consists of:

Face amount due from Minglong in connection with the
sale and leaseback of real property, non-interest bearing,
due in annual installments of $1,603,405 until repaid            $   15,885,782

Unamortized discount                                                 (4,715,767)
                                                                 --------------
Receivable, net                                                      11,170,015

Receivable from Minglong, non-interest bearing, due on demand           216,984
                                                                 --------------
Total                                                                11,386,999

Less current portion                                                  1,344,411
                                                                 --------------

Non-current portion                                              $   10,042,588
                                                                 ==============

The loss on the March 12, 2008 sale of the real property was $5,215,187, as follows:

Fair value of consideration received - $15,969,247 non-interest bearing receivable from Minglong due in annual installments of
$1,603,405 until repaid (discounted at 7% interest rate)         $   11,228,703

Net carrying value of land use right and buildings
(less $113,057 foreign currency translation adjustment)              16,443,890
                                                                 --------------

Loss on sale of real property                                    $  (5,215,187)
                                                                 ==============

Note E - PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2008 and December 31, 2007, Property, Plant and Equipment consist of the following:

                                                  3/31/2008       12/31/2007
                                                  ---------       ----------

    Buildings                                   $         --    $  10,468,474

    Infrastructure and Leasehold Improvements     10,780,890       10,342,056

    Computer Equipment                               213,326          207,265

    Education Equipment                              278,035          261,244

    Automobiles                                       28,106           26,982
                                                -----------------------------
    Total Property and Equipment                  11,300,357       21,306,021
                                                -----------------------------
    Accumulated Depreciation                      (2,413,918)      (2,073,537)
                                                -----------------------------
    Net Value of Property and Equipment         $  8,886,439    $  19,232,484
                                                -----------------------------

The Company had depreciation expense of $296,046 and $110,296 for the three month periods ended March 31, 2008 and 2007, respectively.

On May 24, 2007 the Company obtained the Property Titles on twenty buildings and accompanying infrastructures located in Suzhou City Wuzhou Economic Development District from its former shareholder Minglong, totaling 50,113.81 square meters, in which 29,186.95 square meters (sixteen buildings) are pledged to Suzhou City Village Credit Union Wuzhong Branch for a credit line of $4,592,850 from October 25, 2007 to October 25, 2008 and 20,926.86 square meters (four buildings) are pledged to Huaxia Bank Suzhou Branch for a loan of $5,854,800 due September 18, 2009. The attached infrastructures transferred to Blue Tassel School were booked at net historical value and were $4,104,627 and $4,078,209 as of March 31, 2008 and December 31, 2007, respectively. The net historical value of the buildings transferred amounted to approximately $10,441,053 as of December 31, 2007.

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

On March 12, 2008 Blue Tassel School sold the Land Use Right of 91,993.32 square meters and twenty Buildings of 50,113.81 square meters to its former shareholder, Minglong, with the sales price of $5,563,692 and $10,405,554 respectively, totaling $15,969,246 (RMB 111,829,458). Blue Tassel School leased back the buildings from Minglong from the date of sale.

Note F - LAND USE RIGHT

On May 24, 2007, the Company obtained the National Land Use Right and house property title for the land, buildings and accompanying infrastructures where Blue Tassel School is operating from the former shareholder Minglong. The piece of land totals 91,993.32 square meters, and is pledged to Huaxia Bank Suzhou Branch for a loan of $2,713,200 from May 25, 2007 to September 18, 2009. The land use right will expire on January 17, 2051. The land use right was recorded at $5,516,431 net of accumulated amortization expense of $69,927 as of December 31, 2007.

On March 12, 2008, Blue Tassel School sold the Land Use Right of 91,993.32 square meters and twenty Buildings of 50,113.81 square meters to its former shareholder Minglong with the sales price of $5,563,392 and $10,405,554 respectively, totaling $15,933,526 (RMB 111,829,458). Blue Tassel School leased back the land use right and buildings from Minglong from the date of sale.

Note G - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company's accounts payable and accrued expenses as of March 31, 2008 and December 31, 2007 are summarized as follows:

                                       March 31, 2008     December 31, 2007
                                       --------------     -----------------
       Accounts payable                  $  829,509          $  870,928
       Accrued consulting fees            2,088,450           1,604,070
       Other accrued expenses               338,383             505,410
                                         ----------          ----------
       Total accounts payable and
         accrued expense                 $3,256,342          $2,980,408
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

The loans payable at March 31, 2008 and December 31, 2007 are comprised of the following:

                                                                               March 31, 2008     December 31, 2007
                                                                               --------------     -----------------
Loan payable to Huaxia Bank Suzhou Branch in China, interest at 5.589%
per annum, due by February 22, 2008                                              $        --         $   685,500

Loan payable to Huaxia Bank Suzhou Branch in China, interest at 5.913%
per annum, due by July 20, 2008                                                           --           2,742,000

Loan payable to Huaxia Bank Suzhou Branch in China, interest at 6.723%
per annum, due by September 18, 2009                                               2,713,200           2,604,900

Loan payable to Huaxia Bank Suzhou Branchin China, interest at 6.723%
per annum, due by September 18, 2009                                               5,854,800           5,621,100

Loan payable to Huaxia Bank Suzhou Branchin China, interest at 6.561%
per annum, due by July 20, 2008                                                    2,856,000                  --

Loan payable to Suzhou City Village Credit Union Wuzhou Branch in China,
interest at 9.478% per annum, due by October 25, 2008                                 71,400              68,550

Loan payable to Suzhou City Village Credit Union Wuzhou Branch in China,
interest at 9.478% per annum, due by October 25, 2008                              1,142,400           1,096,800

Loan payable to Suzhou City Village Credit Union Wuzhou Branch in China,
interest at 9.478% per annum, due by October 25, 2008                              1,285,200           1,233,900

Loan payable to Suzhou City Village Credit Union Wuzhou Branch in China,
interest at 9.478% per annum, due by October 25, 2008                                357,000             342,750

                                                                                 -----------         -----------
Total Bank Loans                                                                  14,280,000          14,395,500

Current portion                                                                    5,712,000           6,169,500

                                                                                 -----------         -----------
Long-term portion                                                                $ 8,568,000         $ 8,226,000
                                                                                 ===========         ===========

Note J - PAYABLE TO RELATED PARTIES

The board of directors of the Company agreed to pay an aggregate amount of $432,324 and $411,300 as of March 31, 2008 and December 31, 2007, respectively, in bonuses to officers of the Blue Tassel School.

As of December 31, 2007, Blue Tassel School had a payable of $1,219,350 due to the former shareholder Minglong. The loan was unsecured, interest free and due on demand.

Note K - COMMITMENTS

Operating Lease Obligations

Blue Tassel School leases a land use right and 20 buildings located in Suzhou City Wuzhong Economy Development District from Minglong, the former shareholder of Blue Tassel School. The term of the lease agreement is 10 years starting March 12, 2008. The lease is considered an operating lease. Rent expense for the period March 12, 2008 to March 31, 2008 was $57,443.

Aggregate minimum future lease payments under operating leases as of March 31, 2008 for each of the next five years ending March 31, are as follows:

               2009                         $  1,603,405

               2010                         $  1,603,405

               2011                         $  1,603,405

               2012                         $  1,603,405

               2013                         $  1,603,405

Consulting Agreements

In 2007 and 2008, the Company engaged over 50 individuals (the "Consultants") to provide various education consulting services for the Company. The agreements for 2008 provide for the payment of minimum consulting fees to the Consultants totaling $1,670,760 (RMB 11,700,000) for the service period January 1, 2008 to December 31, 2008. At March 31, 2008, the Company accrued $417,690 unpaid consulting fees for the three months ended March 31, 2008.

The $1,670,760 (RMB 11,700,000) accrued at December 31, 2007 for services provided in 2007 remained unpaid at March 31, 2008. In June 2008, Minglong paid the Consultants on behalf of the Company.

For the three month ended March 31, 2008 and 2007, consulting fees expense was $408,827 and $0, respectively.

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

Blue Tassel School established a reserve for the annual contribution of 5% of its PRC net income to the welfare fund in 2006. The amount allocated to the welfare fund for the three months ended March 31, 2008 amounted to $14,220.

In accordance with the Chinese Company Law, Blue Tassel School has allocated 10% of its PRC net income, or $28,439, to the statutory reserve for the three month period ended March 31, 2008.

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

The Company entered into a Fixed Price Standby Equity Distribution Agreement ("Agreement") on May 29, 2007 with five investors ("Investors"). Pursuant to the Agreement, the Company may, at its discretion, periodically sell to the Investors up to 20 million shares of the Company's common stock and the Investors are obligated to purchase at a fixed per share purchase price of $0.65 or up to $13 million. The maximum amount of each advance under the Agreement cannot exceed $4,333,333. In no event can the number of shares issued to any Investor pursuant to an advance cause any Investor to own more than 9.9% of the shares of common stock outstanding. The shares were not yet issued as of March 31, 2008 (see Note P).

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

Note N - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at March 31, 2008 and December 31, 2007 are as follows:

                                                  Foreign Currency
                                               Translation Adjustment
                                               ----------------------
           Balance at December 31, 2006
                                                             $154,299
           Change for 2007                                    346,053
                                                             --------
           Balance at December 31, 2007                       500,352
           Change for 2008                                    138,087
                                                             --------
           Balance at March 31, 2008
                                                             $638,439
                                                             ========

Note O - DISCOUNTINUED OPERATIONS

On May 30, 2007 the Board of Directors approved a memorandum and decided to spin-off the Company's wholly owned subsidiary Safe Cell. (the "Spin Off").

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

The components of income (loss) from operations related to discontinued operations for the three month period ended March 31, 2008 are shown below.

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

Note P - SUBSEQUENT EVENT

On April 10, 2008, China Ivy School, Inc. (the "Company") and a group of five investors mutually agreed to terminate the Standby Fixed Price Equity Distribution Agreement they had entered on May 29, 2007 (see Note M). No shares were sold or distributed under the Agreement by, to or among any of the Parties, and none of the Parties have any rights remaining under the Agreement or arising out of the termination of the Agreement. The investors were Nation City Investments Limited, Innovation Gaining Investments Limited, Arjuno Investments Limited, Billion Hero Investments Limited, and Even Bright Investments Limited. The Company incurred no early termination penalties.

Note Q - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its consolidated financial statements for the three months ended March 31, 2008 (wich were previously included in the Company's Form 10-Q filed with the SEC on May 14, 2008) in order to correct certain errors relating to (1) the recording of the sale and leaseback of the real property on March 12, 2008 and (2) the nonaccrual of certain compensation expenses.

As previously reported, the Company recorded the sale of the real property at the $15,969,247 face amount (not the $11,228,703 discounted fair value) of the receivable due from Minglong and did not recognize any gain or loss on the transaction. As restated, the Company has recorded the sale at the $11,228,703 discounted fair value of the receivable due from Minglong and has recognized a $5,215,187 loss on the sale of the real property. Additionally, the Company has reflected the $10,042,588 non-current portion of the $11,228,703 discounted fair value of the receivable due from Minglong as a non-current asset (not as a current asset).

As previously reported, the Company treated the leaseback of the real property as a capital lease and recorded the land use right and buildings and related lease liability at the $15,969,247 face amount of the receivable due from Minglong. As restated, the Company has treated the leaseback of the real property as an operating lease and has not reflected and asset or liability in connection with the leaseback transaction. The leaseback has been considered an operating lease since it did not meet any of the four criteria set forth in Statement of Financial Accounting Standards ("SFAS") No. 13 requiring classification as a capital lease.

As previously reported, the Company inadvertently failed to accrue unpaid March 2008 salaries totaling $114,532 and unpaid consulting fees for the three months ended March 31, 2008 totaling $417,690. As restated, the Company has accrued these compensation expenses totaling $532,222.

The effect of the restatement adjustments on the consolidated balance sheet at March 31, 2008 follows:

                                         As Previously    Adjustments      As Restated
                                           Reported
 Cash and cash equivalents               $    137.293    $         --     $    137,293
Receivable from related party -
  Current portion                          16,186,231     (14,841,820)       1,344,411
Prepaid expenses and other
  Receivables                                  43,826              --           43,826
                                         ------------    ------------     ------------
 Total current assets                      16,367,350     (14,841,820)       1,525,530

 Receivable from related party -
  net of current portion                           --      10,042,588       10,042,588
Property, plant and equipment, net         19,746,162     (10,859,723)       8,886,439
Land use right, net                         5,697,224      (5,697,224)              --
                                         ------------    ------------     ------------

 Total assets                            $ 41,810,736    $(21,356,179)    $ 20,454,557
                                         ============    ============     ============

 Bank loans - current                    $  5,712,000    $         --     $  5,712,000
Lease - current portion                     1,603,405      (1,603,405)              --
Other current liabilities                   4,899,890         532,222        5,432,112
                                         ------------    ------------     ------------
Total current liabilities                  12,215,295      (1,071,183)      11,144,112

Bank loans - non-current                    8,568,000              --        8,568,000
Lease - net of current portion             14,365,842     (14,365,842)              --
                                         ------------    ------------     ------------
Total Liabilities                          35,149,137     (15,437,025)      19,712,112

Stockholders' equity                        6,661 599      (5,919,154)         742,445
                                         ------------    ------------     ------------
Total liabilities and
Shareholders' equity                     $ 41,810,736    $(21,356,179)    $ 20,454,557
                                         ============    ============     ============

The effect of the restatement adjustments on the consolidated statement of operations and comprehensive income (loss) for the three months ended March 31, 2008 follows:

                                        As Previously    Adjustments      As Restated
                                          Reported
 Net revenue                             $ 1,506,505     $        --     $ 1,506,505
                                         -----------     -----------     -----------

 Depreciation and amortization               331,691              --         331,691
General and administrative expenses          527,652         602,662       1,130,274
                                         -----------     -----------     -----------
 Total operating expenses                    859,343         602,662       1,461,965
                                         -----------     -----------     -----------
 Income from operations                      647,162        (602,662)         44,540
                                         -----------     -----------     -----------

 Interest income                                  --              --              --
Interest expense                            (251,654)             --        (251,645)
Loss on sale of real property                     --      (5,215,187)     (5,215,187)
Accretion of discount on receivable
  relating to sale of real property               --          24,251          24,251
                                         -----------     -----------     -----------

 Total other expenses (net)                 (251,654)     (5,190,936)     (5,442,590)
                                         -----------     -----------     -----------

 Income (loss) from continuing
  Operations                                 395,508      (5,793,558)     (5,398.050)
Loss from discontinued operations             (4.987)             --          (4,987)
                                         -----------     -----------     -----------

Net income (loss)                            390,521      (5,793,558)     (5,403,037)

Other comprehensive income (loss):

 Foreign currency translation
  gain (loss)                                263,683        (125,596)        138,087
                                         -----------     -----------     -----------
Comprehensive income (loss)              $   654,204     $(5,919,154)    $(5,264,950)
                                         ===========     ===========     ===========

Basic and diluted net income (loss)
 per share:

  Continuing operations                  $      0.01     $     (0.10)    $     (0.09)
  Discontinued operations                      (0.00)             --           (0.00)
                                         -----------     -----------     -----------
Total                                    $      0.01     $     (0.10)    $     (0.09)
                                         ===========     ===========     ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q/A. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that may cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" in our Report on Form 10-K filed with the SEC on April 9, 2008.

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

There are currently 2,070 students enrolled at BTS.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

The following table presents the statement of operations for the three months ended March 31, 2008 as compared to the comparable period of the three months ended March 31, 2007. The discussion following the table is based on these results.

                                                                     2008             2007
                                                                  -----------      -----------
Net Revenue                                                       $ 1,506,505      $ 1,386,619

Operating Expenses
          Depreciation                                                331,691          110,296
          General and administrative expenses                       1,130,274          483,195
                                                                  -----------      -----------
                    Total operating expenses                        1,461,965          593,491
                                                                  -----------      -----------

Income from operations                                                 44,540          793,128
                                                                  -----------      -----------

Other (Income) Expense
          Interest income                                                  --          (15,564)
          Interest expense                                            251,654          236,933
          Loss on sale of real property                             5,215,187               --
          Accretion of discount on receivable from related
             party relating to sale of real property                  (24,251)              --
                                                                  -----------      -----------
                    Total Other (Income) expense                    5,466,841          221,369
                                                                  -----------      -----------

Income (loss) from continuing operation                            (5,398,050)         571,759

Loss from operations of the entity
to be discontinued                                                     (4,987)              --
                                                                  -----------      -----------

Net Income (loss)                                                  (5,403,037)         571,759

Net Revenue

Net revenue for the three months ended March 31, 2008 totaled $1,506,505 compared to $1,386,619 for the three months ended March 31, 2007, an increase of $119,886, or approximately 8.6%. The increase was due to increased accumulated enrollment in the first quarter of 2008 as compared to the first quarter of 2007, and the increased spring recruiting number in kindergarten.

Operating Expenses

Operating expenses for the three months ended March 31, 2008 totaled $1,461,965 or approximately 97% of net revenue, compared to $593,491 or approximately 42.8% for the three months ended March 31, 2007. The increase in operating expenses of $868,474 or approximately 146% was due to (i) an increase of $408,827 in consulting fees during the three months ended March 31, 2008 (compared to $0 in 2007); (ii) an increase in depreciation expense of approximately $221,395 due to change of estimated useful life of buildings from 40 years to 20 years and 10 years at the end of 2007 and (iii) increased salaries resulting from increased enrollment and staff.

Income (Loss) from Operations

Income (loss) from operations for the three months ended March 31, 2008 was $44,540 or approximately 3% of net revenue as compared to $793,128 or approximately 57.1% of net revenue for the three months ended March 31, 2007, a decrease in income of $748,588 or approximately 94%. The decrease in our income was due to increased consulting fees and increased depreciation expenses for the three months ended March 31, 2008.

Interest Expense

Interest expense for the three months ended March 31, 2008 totaled $251,654 compared to $236,933 for the three months ended March 31, 2007, an increase of $24,721 or approximately 10.4%. The increase was due to loans obtained for campus construction and further development.

Net Income (loss)

Our net loss was $5,403,037 for the three months ended March 31, 2008 compared to net income of $571,759 for the same period in 2007, a decrease of $5,974,796. The decrease was primarily due to the $5,215,187 loss on sale of real property (necessitated by the new regulation from the government of Suzhou City PRC, prohibiting property of educational institutions from being used as collateral for bank loans).

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $137,293 at March 31, 2008 and current assets totaled $1,525,530 at March 31, 2008. The Company's total current liabilities were $11,144,112 at March 31, 2008. Working capital at March 31, 2008 was $(9,618,582). Net cash provided by operations for the three months ended March 31, 2008 was $1,522,538 as compared to $1,320,010 during the same period in 2007. The increase in net cash provided by operating activities was a result of the increase in deferred revenue.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Controls and Procedures

In connection with the original filing of this Quarterly Report on Form10-Q for the quarter ended March 31, 2008, our principal executive and financial officers had concluded that our disclosure controls and procedures were effective as of March 31, 2008. Following the original filing of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, we determined that our financial statements for the period included therein should be amended. In light of the amendment, and under the supervision and with the participation of our management, including the principal executive and financial officers, we reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008 and, based on such evaluation, our principal executive and financial officers have concluded that these controls and procedures were not effective as of such date. We intend to take steps to improve our disclosure controls and procedures.

Changes in Internal Controls Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Disclosure controls and procedures are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Dated: September 19, 2008

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