Form 10-Q
period 2008-09-30
CHINA IVY SCHOOL, INC.
filed 2008-11-14
CIK 1130128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Issuer had 61,650,001 shares of common stock outstanding as of November 12, 2008.

                             CHINA IVY SCHOOL, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

            PART I. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

            Consolidated Balance Sheet as of September 30, 2008
            (unaudited) .....................................................  2

            Consolidated Statement of Operations for the three month
            and nine month periods ended September 30, 2008 (unaudited)
            and September 30, 2007 (unaudited)...............................  3

            Consolidated Statement of Stockholders' Equity for the
            Nine Months ended September 30, 2008.............................  4

            Consolidated Statement of Cash Flow for the nine month
            periods ended September 30,  2008 (unaudited) and
            September 30, 2007 (unaudited)...................................  5

            Notes to Condensed Consolidated Financial Statements.............  6

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................ 19

Item 3      Quantitative and Qualitative Disclosures About Market Risk....... 22

Item 4T.    Controls and Procedures.......................................... 22

            PART II. OTHER INFORMATION

Item 1A     Risk Factors..................................................... 23

Item 4      Submission of Matters to a Vote of Security Holders.............. 23

Item 6.     Exhibits ........................................................ 23

SIGNATURES................................................................... 24

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

PART I--FINANCIAL INFORMATION

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                         September 30,    December 31,
                                                                             2008             2007
                                                                         -------------    ------------
                                                                         (Unaudited)
Current Assets
          Cash and cash equivalents                                      $     46,833     $    227,887
          Restricted cash                                                          --          685,500
          Prepaid expenses                                                     55,195           12,941
          Other receivables                                                    14,728            2,174
                                                                         ------------     ------------
                  Total Current Assets                                        116,756          928,502

Receivable from related party                                               7,945,735               --
Property, Plant and Equipment, net                                          8,741,249       19,232,484
Land Use Right, net                                                                --        5,516,431
                                                                         ------------     ------------
Total Assets                                                             $ 16,803,740     $ 25,677,417
                                                                         ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
          Accounts payable and accrued expenses                          $  1,985,073     $  2,980,408
          Payable to related parties                                          838,016        1,630,650
          Deferred revenue                                                  2,191,294          481,229
          Net liabilities of the entity held for disposition                       --          182,235
          Bank Loans - current                                              8,836,800        6,169,500
                                                                         ------------     ------------
          Total Current Liabilities                                        13,851,183       11,444,022

Bank Loans - Non Current                                                    1,914,640        8,226,000
                                                                         ------------     ------------
Total Liabilities                                                          15,765,823       19,670,022
                                                                         ------------     ------------

Stockholders' Equity
          Common stock, $.001 par value, 100,000,000
          shares authorized; 61,650,001 shares issued and outstanding          61,650           61,650
          Additional paid in capital                                        4,244,340        4,054,879
          Statutory reserve                                                   480,813          480,813
          Accumulated other comprehensive income                              750,963          500,352
          Retained earnings (deficit)                                      (4,499,849)         909,701
                                                                         ------------     ------------
          Total Stockholders' Equity                                        1,037,917        6,007,395
                                                                         ------------     ------------
Total Liabilities and Stockholders' Equity                               $ 16,803,740     $ 25,677,417
                                                                         ============     ============

    The accompanying notes are an integral part of these financial statements

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                                        2008             2007             2008             2007
                                                                    ------------     ------------     ------------     ------------
Net revenue                                                         $  1,684,385     $  2,449,771     $  4,435,089     $  5,500,203

Operating expenses
     Depreciation and amortization                                       230,142          225,019          915,952          607,858
     General and administrative expenses                               1,767,278          587,220        4,458,895        1,571,439
                                                                    ------------     ------------     ------------     ------------
          Total operating expenses                                     1,997,420          812,239        5,374,847        2,179,297
                                                                    ------------     ------------     ------------     ------------

Income (loss) from operations                                           (313,035)       1,637,532         (939,758)       3,320,906
                                                                    ------------     ------------     ------------     ------------

Other (income) expense
     Interest income                                                        (901)         (22,831)         (12,998)         (38,845)
     Interest expense                                                    217,620          269,290          801,921          759,661
     Loss on sale of real property                                            --               --        5,169,294               --
     Accretion of discount on receivable from related
         party relating to sale of real property                        (583,961)              --       (1,495,651)              --
                                                                    ------------     ------------     ------------     ------------
          Total Other (Income) Expense                                  (367,242)         246,459        4,462,566          720,816
                                                                    ------------     ------------     ------------     ------------

Income (loss) from continuing operations                                  54,207        1,391,073       (5,402,324)       2,600,090

Income (loss) from discontinued operations                                   198           (7,952)          (7,226)         (14,377)
                                                                    ------------     ------------     ------------     ------------

Net income (loss)                                                         54,405        1,383,121       (5,409,550)       2,585,713

Other comprehensive item
       Foreign currency translation gain (loss)                          (11,039)         110,861          250,611          251,255
                                                                    ------------     ------------     ------------     ------------

Comprehensive income (loss)                                         $     43,366     $  1,493,982     $ (5,158,939)    $  2,836,968
                                                                    ============     ============     ============     ============

Basic and diluted net income (loss) per share from
  continuing operations                                             $       0.00     $       0.02     $      (0.09)    $       0.04
Basic and diluted net income (loss) per share from
  discontinued operations                                                   0.00            (0.00)           (0.00)           (0.00)
                                                                    ------------     ------------     ------------     ------------
Basic and diluted net income (loss) per share                       $       0.00     $       0.02     $      (0.09)    $       0.04
                                                                    ============     ============     ============     ============
Weighted average  number of  basic and diluted shares outstanding     61,650,001       61,650,001       61,650,001       61,567,033
                                                                    ============     ============     ============     ============

    The accompanying notes are an integral part of these financial statements

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                   (FORMERLY CLAREMONT TECHNOLOGIES CORPORATE)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

                                                                                                                          Total
                                    Capital Stock            Additional    Comprehensive    Statutory      Retained    Stockholders'
                           Number of Shares     Amount    Paid in Capital      Income        Reserve       Earnings        Equity
                           ----------------  -----------  ---------------  -------------   -----------   -----------    -----------
Balance December 31, 2007      61,650,001    $    61,650      4,054,879     $   500,352    $   480,813   $   909,701    $ 6,007,395

Spinoff of Safe Cell Tab
  Inc. on July 31, 2008                --             --        189,461              --             --            --        189,461

Foreign currency
  translation gain                     --             --             --         250,611             --            --        250,611

Net income for the period
  ended September 30, 2008             --             --             --              --             --    (5,409,550)    (5,409,550)

                              -----------    -----------    -----------     -----------    -----------   -----------    -----------
Balance September 30, 2008     61,650,001    $    61,650      4,244,340     $   750,963    $   480,813   $(4,499,849)   $ 1,037,917
                              ===========    ===========    ===========     ===========    ===========   ===========    ===========

    The accompanying notes are an integral part of these financial statements

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                                 2008             2007
                                                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
           Net income (loss)                                                                 $ (5,409,550)    $  2,585,713
           Adjustments to reconcile net income to net cash
             provided by (used in) operating activities:
           Depreciation and amortization                                                          915,952          607,858
           Loss on sale of real property                                                        5,169,294               --
           Imputed rent and related expense                                                     1,000,435               --
           Accretion of discount on receivable from related party                              (1,495,651)              --
           Loss from discontinued operations                                                        7,226           14,377
           Changes in operating assets and liabilities
              Other receivables                                                                   (12,554)         384,437
              Prepaid expenses                                                                    (42,254)          16,120
              Accounts payable and accrued expenses                                              (995,335)        (693,595)
              Deferred revenue                                                                  1,710,065        1,536,985
                                                                                             ------------     ------------
           Net cash provided by (used in) operating activities from continuing operations         847,628        4,451,895
           Net cash provided by (used in) operating activities of the discontinued entity          (8,260)              --
                                                                                             ------------     ------------
           Net cash provided by (used in) operating activities                                    839,368        4,451,895
                                                                                             ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
           Acquisition of property and equipment                                                   (7,773)         (37,250)
                                                                                             ------------     ------------
           Net cash used in investing activities from continuing operations                        (7,773)         (37,250)
           Net cash provided by investing activities of the discontinued entity                        --              494
                                                                                             ------------     ------------
           Net cash used in investing activities                                                   (7,773)         (36,756)
                                                                                             ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
           Repayment of bank loans                                                             (3,644,060)      (1,306,400)
           Decrease in restricted cash secured for bank loans                                     685,500        1,306,400
           Advances from (to) related party - net                                               1,845,094       (4,599,431)
                                                                                             ------------     ------------
           Net cash provided by (used in) financing activities from continuing operations      (1,113,466)      (4,599,431)
           Net cash provided by financing activities of the discontinued entity                     7,716               --
                                                                                             ------------     ------------
           Net cash provided by (used in) financing activities                                 (1,105,750)      (4,599,431)
                                                                                             ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                                       93,101            7,354
                                                                                             ------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        (181,054)        (176,938)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                                      227,887          387,835
                                                                                             ------------     ------------

CASH AND CASH EQUIVALENTS, ENDING BALANCE                                                    $     46,833     $    210,897
                                                                                             ============     ============

SUPPLEMENTAL DISCLOSURES:
                Income tax payments                                                          $         --     $         --
                                                                                             ============     ============
                Interest payments                                                            $    801,921     $    749,758
                                                                                             ============     ============
NON CASH TRANSACTIONS:
           Sale of real property in exchange for receivable from related party               $ 11,228,703     $         --
                                                                                             ============     ============
           Issuance of shares for consulting fees accrued in prior year                      $         --     $        150
                                                                                             ============     ============
              Spinoff of Safe Cell Tab, Inc.                                                 $    189,461     $         --
                                                                                             ============     ============

    The accompanying notes are an integral part of these financial statements

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

On July 31, 2008, the Company spun off its wholly owned subsidiary Safe Cell (now named Cellteck Inc.) to its stockholders. The distribution was completed August 21, 2008. Accordingly, the operations of Safe Cell have been presented as "discontinued operations", in the accompanying consolidated financial statements.

Note B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared by China Ivy, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") Form 10-Q and Item 8-03 of Regulation S-X, and generally accepted accounting principles for interim financial reporting. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company's Annual Report on Form 10-K. The results of the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's reporting currency is the United States dollar.

Foreign currency transactions and comprehensive income (loss)

As of September 30, 2008, the accounts of Blue Tassel School were maintained, and its financial statements were expressed, in Chinese Yuan (RMB). Such financial statements were translated into U.S. Dollars (USD) in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation," with the RMB as the functional currency. According to the Statement, all assets and liabilities are translated at the current exchange rate, stockholders' equity items are translated at the historical rates and income statement items are translated at the average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income" as a component of shareholders' equity.

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

Long-Lived Assets

The Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS
144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of September 30, 2008 there were no significant impairments of its long-lived assets.

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with the SFAS No. 128, "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings or (loss) per share were ($0.09) and $0.04 for the nine month periods ended September 30, 2008 and 2007, respectively.

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the company. The impact on the Company's consolidated financial position and results of operations from adoption of these standards is not expected to be material.

Note C - OTHER RECEIVABLES

As of September 30, 2008 and December 31, 2007, the Company had $14,728 and $2,174, respectively in other receivables which represents advances made to employees and from vendors. These receivables are interest free, unsecured, and due on demand.

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

The lease payments equal the total sales price of $15,969,247 (RMB 111,829,458). The leases approximate $3.4 (RMB 24) per square meter annually, totaling approximately $315,280 (RMB 2,207,840) per year for using the land and $35.6 (RMB 180) per square meter annually, totaling approximately $1,288,125 (RMB 9,020,486) per year for leasing the buildings. The total annual lease will be approximately $1,603,405 (RMB 11,228,326) until a total of approximately $15,969,247 (RMB 111,829,458) has been offset against the amount receivable from related party over the 10 year term of the lease.

The purpose of the sale and leaseback of the land use right and buildings was to comply with the new regulation from the government of Suzhou City, Jiangsu Province, China. According to the new regulation :"Public institutions like Schools, kindergartens, hospitals etc., educational facilities and health facilities of social organizations and other lands for the use of other social welfare, cannot be used as collateral for bank loans." As in 2007 the land use right and buildings were pledged for bank loans, the management of the Company decided to sell the Land Use Right and buildings to Minglong and then lease back for the school use.

For the nine months ended September 30, 2008, the receivable from related party changed as follows:

      Balance due from Minglong at March 12, 2008 in connection
        with the sale and leaseback of real property, noninterest
        bearing (discounted)                                       $ 11,228,703
          Amounts collected                                          (5,133,814)
          Accretion of discount on receivable                         1,495,651
          Foreign exchange translation adjustment                       355,195
                                                                   ------------
      Balance at September 30, 2008                                $  7,945,735
                                                                   ============

The loss on the March 12, 2008 sale of real property was $5,169,294, as follows:

      Fair value of consideration received - $15,969,247
      noninterest bearing receivable from Minglong due in
      annual installments of $1,603,405 until repaid
      (discounted at 7% interest rate)                             $ 11,228,703

      Effect of change in exchange rate                                  45,893

      Net carrying value of land use right and buildings
      (less $113,057 foreign exchange translation adjustment)       (16,443,890)
                                                                   ------------
      Loss on sale of real property                                $ (5,169,294)
                                                                   ============

Note E - PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2008 and December 31, 2007, Property, Plant & Equipment consist of the following:

                                                    September 30,  December 31,
                                                         2008          2007
                                                     ------------  ------------
      Buildings                                      $         --  $ 10,468,473
      Infrastructure and leaseholder improvements      11,119,113    10,342,056
      Educational equipment                               546,127       468,509
      Automobiles                                          28,987        26,983
                                                     ------------  ------------
      Total property and equipment                     11,694,227    21,306,021
      Accumulated depreciation                         (2,952,978)   (2,073,537)
                                                     ------------  ------------
      Net value of property and quipment             $  8,741,249  $ 19,232,484
                                                     ============  ============

The Company had depreciation expense of $915,952 and $607,858 for the nine month periods ended September 30, 2008 and 2007, respectively.

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

On March 12, 2008 Blue Tassel School sold the Land Use Right of 91,993.32 square meters and twenty Buildings of 50,113.81 square meters to its former shareholder Minglong with the sales price of $5,563,692 and $10,405,554 respectively, totaling $15,969,246 (RMB111,829,458). Blue Tassel School leased back the buildings from Minglong from the date of sale.

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

On March 12, 2008 Blue Tassel School sold the Land Use Right of 91,993.32 square meters and twenty Buildings of 50,113.81 square meters to its former shareholder Minglong with the sales price of $5,563,692 and $10,405,554 respectively, totaling $15,933,526 (RMB111,829,458). Blue Tassel School leased back the land use right and buildings from Minglong from the date of sale.

Note G - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company's accounts payable and accrued expenses as of September 30, 2008 and December 31, 2007 are summarized as follows:

                                                    September 30,   December 31,
                                                         2008           2007
                                                    -------------   ------------
      Accounts payable                              $    546,715    $    870,928
      Accrued consulting fees                          1,301,142       1,604,070
      Accrued wages                                      108,216              --
      Other accured expenses                              29,000         505,410
                                                    -------------   ------------
      Total accounts payable and accrued expenses   $  1,985,073    $  2,980,408
                                                    ============    ============

Note H - DEFERRED REVENUE

Tuition and accommodation revenue received from students are recognized proportionately as the courses and accommodation services in the semesters are delivered. Tuition and accommodation fees paid at the beginning of semesters are recorded as deferred revenue. Tuition fee is recognized as revenue proportionately as the instructions are delivered, and are reported net of scholarships and tuition refunds. Accommodation fees are recognized as revenue in proportion to semester progressed through the end of the reporting period. The Company has recorded deferred revenue of $2,191,294 and $481,229 as of September 30, 2008 and December 31, 2007, respectively.

Note I - BANK LOANS

The Company has loans payable amounting to $10,751,440 and $14,395,500 as of September 30, 2008 and December 31, 2007 respectively, including $8,836,800 bank loans from Huaxia Bank Suzhou Branch and $1,914,640 from Suzhou City Village Credit Union Wuzhou Branch as of September 30, 2008 and $11,653,500 bank loans from Huaxia Bank Suzhou Branch and $2,742,000 from Suzhou City Village Credit Union Wuzhou Branch on December 31, 2007.

The loans payable at September 30, 2008 and December 31, 2007 are comprised of the following:

                                                                                               September 30,      December 31,
                                                                                                   2008              2007
                                                                                               -------------     -------------
      Loan payable to Huaxia Bank Suzhou Branch in China, interest
      at 5.589% per annum, due by February 22, 2008                                            $          --     $     685,500
      Loan payable to Huaxia Bank Suzhou Branch in China, interest
      at 5.913% per annum, due by July 20, 2008                                                           --         2,742,000
      Loan payable to Huaxia Bank Suzhou Branch in China, interest
      at 6.723% per annum, due by September 18, 2009                                                      --         2,604,900
      Loan payable to Huaxia Bank Suzhou Branch in China, interest
      at 6.723% per annum, due by September 18, 2009                                               6,038,480         5,621,100
      Loan payable to Huaxia Bank Suzhou Branch in China, interest
      at 8.217% per annum, due by September 12, 2009                                               2,798,320                --
      Loan payable to Suzhou City Village Credit Union Wuzhou Branch
      in China, interest at 9.478% per annum, due by October 25, 2008                                     --            68,550
      Loan payable to Suzhou City Village Credit Union Wuzhou Branch
      in China, interest at 9.478% per annum, due by October 25, 2008                                     --         1,096,800
      Loan payable to Suzhou City Village Credit Union Wuzhou Branch
      in China, interest at 9.478% per annum, due by October 25, 2008                                     --         1,233,900
      Loan payable to Suzhou City Village Credit Union Wuzhou Branch
      in China, interest at 9.478% per annum, due by October 25, 2008                                     --           342,750
      Loan payable to Suzhou City Village Credit Union Wuzhou Branch
      in China, interest at 9.711% per annum, due by June 17, 2011                                   294,560                --
      Loan payable to Suzhou City Village Credit Union Wuzhou Branch
      in China, interest at 9.711% per annum, due by June 17, 2011                                 1,620,080                --
                                                                                               -------------     -------------
      Total bank loans                                                                            10,751,440        14,395,500
      Current portion                                                                              8,836,800         6,169,500
                                                                                               -------------     -------------
      Long term portion                                                                        $   1,914,640     $   8,226,000
                                                                                               =============     =============

The loans of $2,798,320 and $2,604,900 as of September 30, 2008 and as of December 31, 2007, respectively, were secured by the land use right of Blue Tassel School. The loan of $6,038,480 and $5,621,100 as of September 30, 2008 and December 31, 2007, respectively, were secured by four buildings totaling 20,926.86 square meters of the School. The loan of $0 and $2,742,000 as of September 30, 2008 and as of December 31, 2007, respectively, were guaranteed by the private properties of Blue Tassel School's former shareholder.

Note J - RELATED PARTY TRANSACTIONS

For the nine months ended September 30, 2008 and for the year ended December 31, 2007, bonuses to officers of the Blue Tassel School were $0 and $411,300, respectively.

Blue Tassel School had a payable to the former shareholder Minglong of $838,016 and $1,630,650 as of September 30, 2008 and December 31, 2007, respectively. The loan is unsecured, interest free and due on demand.

Note K -- COMMITMENTS

Operating Lease Obligations

Blue Tassel School leases a land use right and 20 buildings located in Suzhou City Wuzhong Economy Development District from Minglong, the former shareholder of Blue Tassel School. The term of the lease agreement is 10 years starting March 12, 2008. The lease is considered an operating lease. Rent expense and related maintenance expenses for the period March 12, 2008 to September 30, 2008 was $1,000,435.

Aggregate minimum future lease payments under operating leases as of September 30, 2008 for each of the next five years ending September 30, are as follows:

       Year ending                       Minimum lease
      September 30,                        payments
      -------------                      -------------

          2009                           $ 1,653,708
          2010                             1,653,708
          2011                             1,653,708
          2012                             1,653,708
          2013                             1,653,708
      Thereafter                           3,307,416
                                         -----------
      Total                              $11,575,956
                                         ===========

Consulting Agreements

In 2007 and 2008, the Company engaged over 50 individuals (the "Consultants") to provide various education consulting services for the Company. The agreements for 2008 provide for the payment of minimum consulting fees to the Consultants totaling $1,723,176 ((Y)11,700,000) for the service period January 1, 2008 to December 31, 2008. For the nine months ended September 30, 2008, the Company has recorded $1,292,382 in consulting fees.

The $1,670,760 (RMB11,700,000) accrued at December 31, 2007 for services provided in 2007 were paid in June 2008 by Minglong on behalf of the Company. The payment made by Minglong was reflected as a Company collection of the receivable from related party (see Note D).

On June 13, 2008, the Company executed a 18 month consulting agreement with Beijing JP Investment Advisors Limited. (the "Advisors"). For consideration of 30,000 RMB ($4,418) per month, the Advisors will provide service related to business development, marketing research, and prospective acquisitions. The Company has paid the July 2008 consulting fee and has accrued the August 2008 and September 2008 consulting fee.

For the nine months ended September 30, 2008 and 2007, consulting fees expense was $1,305,560 and $0, respectively.

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

Blue Tassel School established a reserve for the annual contribution of 5% of its PRC net income to the welfare fund in 2006. The amount allocated to the welfare fund for the nine months ended September 30, 2008 was $0 due to loss status.

In accordance with the Chinese Company Law, Blue Tassel School allocates 10% of its PRC net income to the statutory reserve. For the nine month period ended September 30, 2008, the Company allocated $0 due to loss status.

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

Prior to the acquisition by Brighter International, the former shareholders of Blue Tassel School contributed the right to use land, buildings and other facilities to Blue Tassel School as capital contribution and long-term payable. However, the titles of the land use right, buildings and attached infrastructures were not transferred to Blue Tassel School until May 24, 2007. The transfer of titles of these tangible and intangible assets to Blue Tassel School increased the capital of Blue Tassel School by $608,724 to full amount $678,932 and increased the long-term payable to Blue Tassel School former shareholders to $1,219,350.

Note N - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity, at September 30, 2008 and December 31, 2007 are as follows:

                                                            Foreign currency
                                                         Translation Adjustment
                                                         ----------------------

      Balance at December 31, 2007                       $              500,352
        Change during 2008                                              250,611
                                                         ----------------------
      Balance at September 30, 2008                      $              750,963
                                                         ======================
Note O - DISCONTINUED OPERATIONS

On July 31, 2008, the Company spun off its wholly owned subsidiary Safe Cell (now named Cellteck Inc.) to its stockholders. Accordingly, the operating results of Safe Cell before the spinoff on July 31, 2008 is reported as discontinued operations in the accompanying consolidated financial statements. The $189,461 negative stockholders' equity of Safe Cell at July 31, 2008 has been added to additional paid-in capital.

At July 31, 2008, the assets and liabilities of Safe Cell consisted of:

      Assets:
      Cash                                                      $     272
      Inventory                                                    10,300
                                                                ---------
      Total Assets                                              $  10,572
                                                                =========

      Liabilities:
      Accounts payable                                          $     350
      Due to related parties                                      199,683
                                                                ---------
      Total liabilities                                           200,033
      Stockholders' deficiency                                   (189,461)
                                                                ---------
      Total Liabilities and Stockholders' Equity                $  10,572
                                                                =========
Note O - DISCONTINUED OPERATIONS (Continued)

Loss from discontinued operations consisted of:

                                                          Nine Months Ended
                                                            September 30,
                                                          2008         2007
                                                      -----------  -----------

      Sales                                           $     6,771  $     5,111
      Cost of sales                                            --           --
                                                      -----------  -----------
      Gross profit                                          6,771        5,111
      Selling, general and administrative expenses        (13,997)     (19,488)
                                                      -----------  -----------
      Net Loss                                        $    (7,226) $   (14,377)
                                                      ===========  ===========

Note P - SUBSEQUENT EVENT

In September 2008, the Board of Directors and stockholders holding a majority of the issued and outstanding shares of the Company's common stock authorized the Directors of the Company to undertake all actions necessary, including an amendment to itsCertificate of Incorporation, to effect a 1 for 20 reverse stock split (thereby reducing the issued and outstanding shares from 61,650,001 shares to 3,082,500 shares). The effective date of the amendent is expected to be on or about November 30, 2008

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

The following table presents the statement of operations for the three and nine months ended September 30, 2008 as compared to the comparable period of 2007. The following discussion is based on these results.

                                                                      Three Months Ended               Nine Months Ended
                                                                         September 30,                    September 30,
                                                                      2008            2007            2008            2007
                                                                  -----------     -----------     -----------     -----------

      Net revenue                                                 $ 1,684,385     $ 2,449,771     $ 4,435,089     $ 5,500,203
      Operating expenses
          Depreciation and amortization                               230,142         225,019         915,952         607,858
          General and administrative expenses                       1,767,278         587,220       4,458,895       1,571,439
                                                                  -----------     -----------     -----------     -----------
            Total operating expenses                                1,997,420         812,239       5,374,847       2,179,297
                                                                  -----------     -----------     -----------     -----------
      Income from operations                                         (313,035)      1,637,532        (939,758)      3,320,906
                                                                  -----------     -----------     -----------     -----------
      Other (income) expense
          Interest income                                                (901)        (22,831)        (12,998)        (38,845)
          Interest expense                                            217,620         269,290         801,921         759,661
          Loss on sale of real property                                    --              --       5,169,294              --
          Accretion of discount on receivable from
           related party relating to sale of real property           (583,961)             --      (1,495,651)             --
                                                                  -----------     -----------     -----------     -----------
            Total Other Expense                                      (367,242)        246,459       4,462,566         720,816
                                                                  -----------     -----------     -----------     -----------
      Income (loss) from continuing operations                    $    54,207     $ 1,391,073     $(5,402,324)    $ 2,600,090
                                                                  ===========     ===========     ===========     ===========

Results of Operations for the Three Months Ended September 30, 2008

Net revenue

Net revenue for the three months ended September 30, 2008 totaled $1,684,385, a decrease of $765,386, or approximately 31% compared to $2,449,771 for the three months ended September 30, 2007. The decrease was due to a change in collection method of nonrefundable student enrollment fees. Beginning in 2008, we replaced the one-time nonrefundable student enrollment fee previously collected at the time of enrollment with a yearly enrollment fee collected every year during the course of enrollment. The decrease was also the result of change of collection method of donated tuition. Instead of collecting the full amount of donated funds at enrollment for each student, we changed to collecting such funds per semester per student starting from 2008.

Operating Expenses

General and administrative expenses for the three months ended September 30, 2008 totaled $1,767,278, increased $1,180,058, compared to $587,220 for the three months ended September 30, 2007, an increase of 201%. The increase in operating expenses was mainly due to (i) an increase in rent expense of approximately $457,477 as a result of the sale and lease back of our buildings and land use rights in March 2008; (ii) an increase of $440,929 in consulting fees during the three months ended September 30, 2008, compared to $0 in consulting fees during the same period of 2007, all consulting expense in 2007 was accrued at December 31, 2007; and (iii) an increase in depreciation expense of approximately $81,000 due to change of estimated useful life of buildings from 40 years to 20 years and 10 years at the end of 2007.

Income (Loss) from Operations

Loss from operations for the three months ended September 30, 2008 was $313,035, a decrease of $1,950,567, as compared to income from operations of $1,637,532 for the three months ended September 30, 2007. The decrease in income was the results of decreasing in our net revenue and increasing in our operating expenses as described above.

Other (income) Expense

Other income and expense for the three months ended September 30, 2008 totaled a net income of $367,242, compared to net expense of $246,459 for the three months ended September 30, 2007. This increase is attributable to the amortization of loss relating to sale of real property recorded in the first quarter of 2008. It resulted also from the reduced interest expenses due to the repayment of the short term loan during 2008.

Net Income (loss)

Our net income was $54,405 for the three months ended September 30, 2008 compared to net income of $1,383,121 for the same period in 2007. The decrease in net income was primarily due to reasons described above.

Results of Operations for the Nine Months Ended September 30, 2008

Net Revenue

Net revenue for the nine months ended September 30, 2008 totaled $4,435,089, a decrease of $1,065,114, or approximately 19% compared to $5,500,203 for the nine months ended September 30, 2007. The decrease was due to the change in our collection method of nonrefundable student enrollment fees. Beginning in 2008, we replaced the one- time nonrefundable student enrollment fee previously collected at the time of enrollment with a yearly enrollment fee collected every year during enrollment. The decrease was also the result of a change of collection method of donated tuition. Instead of collecting the full amount of donated funds at enrollment for each student, we began collecting such fund per semester per student beginning in 2008.

Operating Expenses

General and administrative expenses for the nine months ended September 30, 2008 totaled $4,458,895, increased $2,887,456, compared to $1,571,439 for the nine months ended September 30, 2007, an increase of 184%. The increase in general and administrative expenses was mainly due to (i) an increase in rent expense of approximately $937,477 as a result of the sale and lease back of our buildings and land use rights in March 2008; (ii) an increase of $1,270,929 in consulting fees during the nine months ended September 30, compared to $0 of consulting fee during the same period of 2007, all consulting expense in 2007 was accrued at December 31, 2007; and (iii) an increase in depreciation expense of approximately $383,971 due to change of estimated useful life of buildings from 40 years to 20 years and 10 years at the end of 2007.

Income (Loss) from Operations

Net loss from operations for the nine months ended September 30, 2008 was $939,758, a decrease of $4,260,664, as compared to income from operations of $3,320,906 for the nine months ended September 30, 2007. The decrease in income was the result of decreases in our net revenue and increases in our operating expenses as described above.

Other (income) Expense

Other income and expense for the nine months ended September 30, 2008 totaled a net expense of $4,462,566, an increase of $3,741,750, compared to net expense of $720,816 for the nine months ended September 30, 2007. The increased net expense mainly resulted from losses from the sale and leaseback of real property to a related party. (See note D of Financial Statements). For nine months ended September 30, 2008, net loss from the sale leaseback transaction was $3,673,643, (the initial loss of $5,169,294 less amortization of $1,495,651.)

Net Income (loss)

Our net loss was $5,402,324 for the nine months ended September 30, 2008 compared to net income of $2,600,090 for the same period in 2007. The decrease in net income and increase of operating expense and other expense were primarily due to reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $46,833 at September 30, 2008 and current assets totaled $116,756 at September 30, 2008. The Company's total current liabilities were $13,851,183 at September 30, 2008. Working capital deficit was $13,734,427 at September 30, 2008. Net cash provided by operations for the nine months ended September 30, 2008 was $839,368 as compared to cash provided by operations of $4,451,895 during the same period in 2007. The decrease in net cash provided by operating activities was a result of a decrease in our net revenue while our operating costs increased.

Net cash used in investing activities totaled $7,773 for the nine months ended September 30, 2008, compared to cash used in investing activities of $(36,756) for the same period in 2007. The net cash change was a decrease of $181,054 and $176,938 for the nine months ended September 30, 2008 and 2007, respectively.

Working Capital Requirements

Historically operations, short term financing and the sale of our company stock have been sufficient to meet our cash needs. We believe that we will be able to generate revenues from tuition sufficient to maintain our operations. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of financing products and our ability to raise capital.

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

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. Based on that evaluation, Mr. Li and Mr. Guo concluded that as of September 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they were intended.

This quarterly report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this quarterly report.

Changes in Internal Controls over Financial Reporting.

During the quarterly period ending September 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties statements including but not limited to those discussed in "Risk Factors" in our Report on Form 10-K filed with the SEC on April 9, 2008. Such discussion is incorporated herein by reference. Item 4. Submission of Matters to a Vote of Security Holders.

Item 4. Submission of Matters to a Vote of Security Holders.

On September 30, 2008, the Board of Directors and stockholders holding a majority of the issued and outstanding shares of the Company's common stock authorized the Company's directors to undertake all actions neccessary, including the amendment of the Company's Certificate of Incorporation, to effect a 1 for 20 reverse stock split (thereby reducing the issued and outstanding shares from 61,650,001 shares to 3,082,500 shares). The reverse stock split is currently in progress and will be made effective upon acceptance by the State of Nevada of an amendment to the Company's Certificate of Incorporation reflecting the split.

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

Dated: November 14, 2008

                                   CHINA IVY SCHOOL, INC.


                                   By:  /s/ Yongqi Zhu
                                        ------------------------------------
                                        Yongqi Zhu
                                        Chairman and Chief Executive Officer
                                        (Principal Executive Officer)

                                   By:  /s/ Jian Xue
                                        ------------------------------------
                                        Jian Xue
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
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