Form 10-K
period 2008-12-31
CHINA IVY SCHOOL, INC.
filed 2009-04-15
CIK 1130128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

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

                                +86-512-6762-5632
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

                                  Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                        Accelerated filer |_|
Non-accelerated filer |_|                          Smaller reporting company |X|
Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $457,788 based upon a closing sale price of $1.06 on June 30, 2008 as reported by Bloomberg Finance.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15 of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of April 10, 2008, the registrant had outstanding 23,082,500 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE
List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any report filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.

TABLE OF CONTENTS

PART I

Item 1.  Business ...........................................................  1
Item 1A. Risk Factors .......................................................  5
Item 2.  Properties ......................................................... 14
Item 3.  Legal Proceedings .................................................. 14
Item 4.  Submission of Matters to Vote of Security Holders .................. 14

PART II

Item 5.  Market for Registrant's Common Equity, Related
         Stockholder Matters and Issuer Purchases of Equity Securities ...... 14
Item 6.  Selected Financial and Other Data .................................. 16
Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................................ 16
Item 8.  Financial Statements and Supplementary Data ........................ 19
Item 9.  Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure. ............................... 19
Item 9A. Controls and Procedures ............................................ 20
Item 9B. Other Information .................................................. 22

PART III

Item 10. Directors, Executive Officers and Corporate Governance ............. 23
Item 11. Executive Compensation Item 12 Security Ownership of
         Certain Beneficial Owners and Management and Related
         Stockholder Matters ................................................ 25
Item 13. Certain Relationships and Related Transactions, and
         Director Independence .............................................. 27
Item 14. Principal Accounting Fees and Services ............................. 28

PART IV

Item 15. Exhibits and Financial Statement Schedules ......................... 29

            Signatures ...................................................... 31

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

                                     PART I

Item 1. Business.

Introduction

      We operate an educational facility under the name "Blue Tassel School" which provides a comprehensive curriculum required by the government of the Peoples Republic of China, supplemented by a broad range of elective courses which may be chosen from by our students. In addition, as a result of an acquisition completed in March 2009, we also provide recruitment and contract labor services to companies in the Su Zhou region of China. To the present date, we have only operated within the People's Republic of China. As used in this report, the terms "we," "our," "Company" and "China Ivy Schools" refers to China Ivy Schools, Inc. and its wholly-owned subsidiaries. All information in this report gives effect to a 1 for 20 reverse stock split effected in December 2008.

      The Company's functional currency is the Renminbi, which had an average exchange rate of $0.13167 and $0.14396 during fiscal year 2007 and 2008 respectively.

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

      The BTS International School has 15 foreign teachers with international teacher certification. They are primarily responsible for the teaching of English. BTS has built a cooperative relationship with other schools located in the United Kingdom, Australia, New Zealand and Hong Kong. The BTS International School has established preparatory classes with the BATH ACADEMY located in the United Kingdom, as the BLUE TASSEL-BATH ACADEMY. BTS has also established a program for exchange students, providing long- and short-term study abroad program, exchange of teachers, sharing of resources, and collaboration of courses. The BTS Kindergarten has 3 classes for children aged 2-6 years, and has developed appropriate learning programs for such students which include art, music and musical instruments performance, dance, skating, and computer programming. In order to develop the potential abilities of its students, BTS provides diverse options for its students.

      The BTS Primary School provides elementary education for children aged 6 -12 years and has 14 classes and 47 teachers in the six-year school.

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

      There were 1,925 students enrolled at BTS as of December 31, 2008.

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

      On August 25, 2006, Xu Zuqiang ("Zuqiang"), the Company's former officer and director, and the Company consummated an Amendment to Stock Purchase Agreement (the "Amendment") whereby the parties modified certain provisions of the Stock Purchase Agreement between them dated as of June 1, 2006 (as so amended, the "Purchase Agreement"). Specifically, instead of the fifty thousand (50,000) (on a post-reverse stock split adjusted basis (see below)) shares of the Common Stock of the Company which Zuqiang purported to acquire pursuant to the original Purchase Agreement, Zuqiang acquired thirty seven thousand five hundred (37,500) (on a post-reverse stock split adjusted basis (see below)) shares of Common Stock of the Company and twelve thousand five hundred (12,500) (on a post-reverse stock split adjusted basis (see below)) shares of the preferred stock, par value $.001 per share (the "Preferred Stock"), of the Company for an aggregate purchase price of $550,000 (the "Stock Transaction"). After giving effect to the Stock Transaction, Zuqiang held, on a post-reverse stock split adjusted basis (see below), in addition to twelve thousand five hundred (12,500) shares of the Company's Preferred Stock, thirty seven thousand five hundred (37,500) of the fifty thousand (50,000) shares of our Common Stock, then issued and outstanding, constituting, in the aggregate, 75% of the issued and outstanding shares of Common Stock of the Company (80% after giving effect to the conversion of the Preferred Stock into Common Stock) effecting a change in the controlling interest of the Company.

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

      On September 5, 2006, the Company's Board of Directors and the then holder of a majority of the Company's then outstanding Common Stock approved the implementation of a one-for-one-hundred (1-for-100) reverse stock split (the "Reverse Stock Split") of the outstanding shares of the Company's Common Stock. The Reverse Stock Split became effective on October 11, 2006, whereby each 100 shares of the Company's issued and outstanding Common Stock was automatically combined into and became one share of Common Stock, thereby reducing the 6,250,000 of shares of Common Stock which were outstanding on a fully diluted basis immediately prior to the effectiveness of the Reverse Stock Split (which consisted of (i) 5,000,000 shares of Common Stock and (ii) 1,250,000 shares of Common Stock automatically issuable upon effectiveness of the Reverse Stock Split in respect of the 1,250,000 shares of Preferred Stock then outstanding) to approximately 62,500 shares of Common Stock.

      Upon the effectiveness of the Reverse Stock Split, all issued and outstanding shares of Preferred Stock of the Company automatically converted on a one-for-one basis into shares of Common Stock of the Company. Pursuant to the Company's Certificate of Designation, if the Company effected a reverse stock split, the number of shares of Common Stock issuable upon conversion of the Preferred Stock immediately prior to such reverse stock split are to be proportionately decreased. Therefore, the issued and outstanding shares of Preferred Stock converted into 12,500 shares of Common Stock.

      On October 12, 2006 (the "Effective Date"), the Company entered into and consummated a Share Exchange Agreement with Brighter International Limited ("BIL"), Blue Tassel School ("BTS"), and the shareholders of BIL (the "BIL Shareholders"), pursuant to which the Company acquired BIL in exchange for issuance of 2,762,500 shares of Common Stock of the Company to the BIL Shareholders (the "Share Exchange Transaction"), which was divided proportionally among the BIL Shareholders in accordance with their respective ownership interests in BIL immediately before the completion of the Share Exchange Transaction.

      As a result of the Share Exchange Transaction, a change of control of the Company occurred as of the Effective Date. Prior to the Effective Date, the controlling shareholder of Company was Zuqiang, who held approximately 80% of the then issued and outstanding shares of Common Stock of the Company. As of the Effective Date, the BIL Shareholders became the controlling shareholders of the Company, owning in the aggregate 98% of the issued and outstanding shares of Common Stock of the Company as of the Effective Date. Yongqi Zhu ("Zhu"), the Company's present Chairman and Chief Executive Officer acquired 1,745,900 shares of the Common Stock of the Company. After giving effect to the Share Exchange Transaction, Zhu held 56.7% of the then-issued and outstanding shares of the Common Stock of the Company.

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

      Effective upon the close of business of October 27, 2006, Zuqiang resigned from his positions as Chief Executive Officer and Chief Financial Officer of the Company. As Sole Director of the Company, Zuqiang elected Zhu to serve as Chairman and Chief Executive Officer, Qian Gao to serve as Secretary and Jian Xue to serve as Chief Financial Officer; such appointments became effective upon the close of business of October 27, 2006, and continue to the date hereof.

Recent Developments

      On March 18, 2008 Blue Tassel School sold the Land Use Right of 91,993.32 square meters and twenty Buildings of 50,113.81 square meters to its former shareholder Minglong Industry Co. Ltd. with the sales price of RMB 38,961,432.00 (approximately $5,563,692) and RMB 72,868,026 (approximately $10,405,554), respectively, totaling RMB 111,829,458.00 (approximately $15,969,246). Blue Tassel School leased back the buildings from Minglong Industry Co., Ltd. from the date of sales.

      The lease payments made equal the amounts received from the sale. The leases are of RMB24 per square meter annually (approximately $3.4 per square meter annually), totaling RMB 2,207,840 (approximately $315,280) per year for using the land and RMB180 per square meter annually (approximately $35.6 per square meter annually), totaling RMB9,020,486 (approximately $1,288,125) per year for leasing the buildings. The total annual lease is RMB11, 228,326 (approximately $1,603,405).

      On March 6, 2009, Blue Tassel School acquired 90% of the outstanding shares of the capital stock of Youbang Human Resource Company ("Youbang"), a Chinese company, from Jianwei Wu, Wei Li, Surong Gong, Changgen Ma, Yongxia Tan, Junhua Tang, and Xuehui Jiang in exchange for an aggregate of 20,000,000 shares of the Company's common stock pursuant to the Purchase Agreement.

      Youbang provides recruitment and contract labor services to domestic and multinational manufacturing corporations in the Su Zhou region of China. It engages in "general labor assignment," in which the client company pays, insures and allocates work to personnel recruited by Youbang, and "special labor assignment," in which Youbang's employees, entirely directed, compensated and insured by Youbang, comprise the entirety of the client's workforce. In either circumstance Youbang's clients benefit from the intensive training it provides to its workers, and the high-quality labor management with which it directs them.

      On March 6, 2009, the Board of Directors of the Company appointed Mr. Jianwei Wu, the chief executive officer of Youbang Human Resource Company since 2006, a director. From 1996 to 2006, Mr. Wu worked with Jiang Su Wu Zhong Economic and Technological Development Corporation as a Logistics Office director. From 1993 to 1995, he worked with Wu Zhong Economic Development Zone Materials Corporation as the manager in respect of marketing and sales activities.

Location of our Facilities

      Our educational facilities are located in the city of Suzhou, in Jiangsu Province on the eastern coast of China. We are within 2 hours driving distance of Shanghai.

      Youbang operates in SuZhou, China, in proximity to SuZhou Industrial Park, which is home to numerous global corporations.

Business Strategy

Through the acquisition of Youbang, we have expanded our operations into the sector of recruitment and contract labor services. We believe the acquisition of Youbang will diversify our operations, reduce our operation risk, and improve the profitability of the Company.

Competition

Our principal competitors in the education sector in our regon are

      o     Suzhou Foreign Language School(Kindergarten to Senior high)

      o     Suzhou Zhenhua School(Junior High)

      o     Suzhou Pingjiang School(Junior High)

Also competing with us are the public schools in our region, examples of which are:

      o     Suzhou Middle School

      o     Wuxi Guanghua School.

Government Regulation

      We are responsible for compliance with all laws of the relevant to education within the country, as administered by the Ministry of Education of the Peoples Republic of China. These include, in pertinent part, the Education Law of the People's Republic of China, Higher Education Laws of the People's Republic of China, and the Vocational Education Laws of the Peoples Republic of China. Standards of teacher qualification, facilities management and suitability, student assessment and program content are among the most important of the areas which are specified in these regulations.

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

      As part of our business strategy, we expect to acquire assets and facilities, some of which may not be related to or complementary to our operations. These acquisitions will involve risks commonly encountered in acquisitions. These risks include exposure to unknown liabilities of the acquired facilities, additional acquisition costs and unanticipated expenses. Our quarterly and annual operating results could fluctuate due to the costs and expenses of acquiring and integrating new facilities. We may also experience difficulties in assimilating the operations and personnel of acquired facilities. Our ongoing operations may be disrupted and our management's time and attention diverted from existing operations. Our acquisition strategy will likely require additional equity or debt financing, resulting in additional leverage or dilution of ownership. We cannot assure you that any future acquisition will be consummated, or that if consummated, that we will be able to integrate such acquisition successfully.

We depend on our students for our revenues, and any loss, cancellation, reduction, or interruption in our ability to provide educational services could harm our business.

      In general, we have derived a material portion of our revenue from tuition payments from our students. If our student base were to be significantly reduced, our revenues and net income could significantly decline. Our success will depend on our continued ability to enroll significant numbers of new students. Any adverse change in our relationship with our students or employees may have a material adverse effect on our business. Although we are attempting to expand awareness of our services, we expect that our student enrollment will not change significantly in the near future. We cannot be sure that we will be able to retain our students or that we will be able to attract additional students, or that students will continue to enroll in our school in the same amounts as in prior years. Any reduction or interruption in the provision of educational services to our students, our inability to successfully enroll additional students, or future concessions in tuition rates or fees that we may have to make could significantly harm our business.

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

The labor assignment industry is relatively new in China and may not be maintained

      Youbang, our newly acquired subsidiary, is engaged in recruiting and providing labor to other companies. This is a relatively new industry and there can be can be no assurance it will gain market acceptance.

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

      In 1982, the National People's Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive. The legal and judicial systems in China are still under development, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country. It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may shift to reflect domestic political changes.

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

Risks Associated with Doing Business in China

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

Our educational business operations and related activities are subject to PRC government regulations concerning education.

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

Lack of management control by owners of our common stock .

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

      We have approximately 23,082,500 shares of our common stock outstanding. There are a limited number of holders of our common stock. Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The number of our shares available for sale pursuant to registration statements or Rule 144 is very large relative to the trading volume of our shares. Any attempt to sell a substantial number of our shares could severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could also depress the trading price of our common stock.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

      In recent months, economic conditions worldwide and particularly in China have deteriorated significantly, and may remain depressed for the foreseeable future. These conditions make it difficult for us to accurately forecast and plan future business requirements, and could cause us to slow or reduce our business activities. Furthermore, during challenging economic times, we may face issues gaining timely access to financing or capital infusion, which could result in an impairment of our ability to continue our business activities. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in China, or in our industry.

      These and other economic factors could have a material adverse effect on our financial condition and operating results. In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, lessened demand for our products and services, and increased default rates among our clients . A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in our industry.

Item 2. Properties.

Our educational and principal operating facilities are located at 1 Suhua Road, Shiji Jinrong Building Suite 801, Suzhou Industrial Park, Jiangsu Province, 215020, P.R. China. Our facilities consist of twenty buildings with 50,113 square feet of space housed on approximately 92,000 square meters of land. The term of the lease expires March 2018 and the minimum rent for the next five years is $1,645,735 per annum.

The principal facility from which Youbang operates is located at 105-205 Labor Service Market, Huashan Road, Suzhou New District, Jiangsu Province, P.R. China 215129.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

On September 30, 2008, a majority of the holders of our issued and outstanding stock approved, by written consent of in lieu of a special meeting, a 1-for-20 reverse split of our stock.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is traded in the over-the-counter market (the OTC Bulletin Board). From December 29, 2008, the date we effected a 1-for-20 reverse stock split of our common stock, to the present, our common stock has been quoted under the symbol "CIVS.OB".

The prices set forth below reflect the quarterly high and low closing price information for shares of our common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. The prices set forth below have been adjusted to reflect out 1-for-20 reverse stock split effected December 29, 2008.

                                   High          Low
                                   ----          ---
2008
First Quarter                   $    4.10     $    1.60
Second Quarter                  $    2.20     $    0.60
Third Quarter                   $    1.06     $    0.60
Fourth Quarter                  $    0.18     $   0.024

2007
First Quarter                   $   22.00     $   13.00
Second Quarter                  $   35.00     $   10.30
Third Quarter                   $   30.00     $    5.20

Fourth Quarter                  $   10.00     $    4.00

      As of March 30, 2009, our common stock was held of record by approximately 27 stockholders, some of whom may hold shares for beneficial owners and have not been polled to determine the extent of beneficial ownership.

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

Our Equity Compensation Plans

      The following table provides information as of December 31, 2008 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2008

-------------------------------------------------------------------------------------------------------------------
                            Number of securities to      Weighted-average         Number of securities remaining
                            be issued upon exercise      exercise price of      available for future issuance under
                            of outstanding options,    outstanding options,    equity compensation plans (excluding
   Plan category              warrants and rights       warrants and rights     securities reflected in column (a))
-------------------------------------------------------------------------------------------------------------------
                                      (a)                       (b)                             (c)
-------------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by                    none                       none                            none
security holders
-------------------------------------------------------------------------------------------------------------------
Equity compensation
plans not approved by                none                       n/a                              0
security holders
-------------------------------------------------------------------------------------------------------------------

Purchases of Equity Securities by the Company and Affiliated Purchasers

      During the fourth quarter of our fiscal year ended December 31, 2008, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

      On March 6, 2009, the Company issued an aggregate of 20,000,000 shares of its common stock to Jianwei Wu, Wei Li, Surong Gong, Changgen Ma,Yongxia Tan, Junhua Tang, and Xuehui Jiang in connection with the acquisition by Su Zhou Blue Tassel School, its wholly-owned subsidiary, of 90% of the outstanding shares of the capital stock of Youbang Human Resource Company, a Chinese company, pursuant to the Purchase Agreement.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal years ended December 31, 2008 and 2007. Because the acquisition of Youbang occurred in March 2009, the financial statements included with this filing and the financial discussion below do not reflect its operations. Financial statements reflecting the operations of Youbang will be filed in an 8-K in accordance with the regulations of the Securities and Exchange Commission.

Results of Operations

Comparison of Revenue for the Years Ended December 31, 2008 and 2007

                                           2008          2007
                                       -----------   -----------
     Revenue
     Tuition fees                      $ 5,253,656   $ 6,254,262
     Accommodation fees                    570,454       604,141
     Other                                 256,667       271,112
                                       -----------   -----------
     Total Revenue                     $ 6,080,777   $ 7,129,515
                                       ===========   ===========

Net revenue for the year ended December 31, 2008 totaled $6,080,777, a decrease of $1,048,738, or approximately 15% compared to $7,129,515 for the year ended December 31, 2007. The revenue from tuition fees was $5,253,656 for the year ended December 31, 2008, a decrease of $1,000,606, or 16% compared to $6,254,262 for the year ended December 31, 2007. The decrease in tuition fees was primarily contributable to reduced enrollment fees and reduced collections of tuition fees from third parties. Our current enrollment (as of December 31, 2008) was 1,925 students, a decrease of 145 students, or 7%, compared to an enrollment of 2,070 students as of December 31, 2007.

Comparison of Operating Expenses for the Years Ended December 31, 2008 and 2007

                                                      2008          2007
                                                  -----------   -----------
     Operating Expenses
     Teachers salaries and related expenses       $ 1,789,290   $ 1,878,743
     Professional and consulting fees               1,897,765     1,928,440
     Rental and related expenses                    1,481,290       176,017
     Depreciation and amortization expenses         1,146,903       983,247
     Other general and administrative expenses      1,141,823     1,026,533
                                                  -----------   -----------
     Total Operating Expenses                     $ 7,457,071   $ 5,992,980
                                                  ===========   ===========

Operating expenses for the year ended December 31, 2008 totaled $7,457,071, representing an increase of $1,464,091, compared to $5,992,980 for the year ended December 31, 2007. The increase in operating expenses was mainly due to an increase in rental and related expenses of $1,305,273 as a result of the sale and lease back of our buildings and land use right in March 2008.

Comparison of Other Income and Expenses for the Years Ended December 31, 2008 and 2007

Other income and expense for the year ended December 31, 2008 totaled a net expense of $3,826,275, an increase of $3,055,117, compared to net expense of $771,758 for the year ended December 31, 2007. The increased net expense mainly resulted from the loss on sale and leaseback of real property to a related party. (See note 4 to Financial Statements). The loss represents the difference between the carrying value of the property sold and the fair value of the consideration received - i.e., the present value of future cash inflows (lease payments). The Company recorded a loss of $5,169,294 at the date of the transaction. The discount will be accreted in proportion to the payments received and will be recorded under the caption "accretion of discount" in the other income section. During 2008, the accretion of discount totaled $2,280,191. The net effect is a $2,889,103 increase of other expenses for the year ended December 31, 2008.

Comparison of Income (Loss) from Continuing Operations for the Years Ended December 31, 2008 and 2007

Our loss from continuing operations was $5,203,169 for the year ended December 31, 2008 compared to income from continuing operations of $364,777 for the year ended December 31, 2007. The net loss in 2008 was a consequence of the decrease in revenue and increase in operating expenses and other expenses described above.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $58,984 and $227,887 at December 31, 2008 and 2007, respectively. The current assets totaled $62,955 and $928,502 at December 31, 2008 and 2007, respectively. The Company's total current liabilities were $13,320,723 and $11,444,022 at December 31, 2008 and 2007,
respectively. Working capital deficit was $13,257,768 and $10,515,520 at December 31, 2008 and 2007, respectively.

Net cash provided by operating activities was $2,455,012 and $3,723,962 for the year ended December 31, 2008 and 2007, respectively. The decrease in net cash provided by operating activities was a result of a decrease in our accounts payable and accrued expenses. As of December 31, 2008, our accounts payable and accrued expenses were $938,120, a decrease of $2,042,288, compared to $$2,980,408 at December 31, 2007.

During 2008, repayment of bank borrowings was $4,606,720, compared to $1,975,050 in 2007. Net cash received from related party was $1,641,232 during 2008.

Historically, operations, short term financing and the sale of our company stock have been sufficient to meet our cash needs. Our school is a reputable school in the City of Suzhou. The tuition income will be relatively stable in the foreseeable future. We believe that we will be able to generate enough cash through our school to cover our daily operating needs in the next twelve months, and that the acquisition of Youbang will not require substantial cash infusions in the immediate future. We will focus our efforts on reducing operating costs, especially administrative expenses in the next twelve months. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of capital.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

General

The Company's Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles, which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company's revenue consists of tuition fees, donated tuition fees, accommodation fees and others. Those fees will usually be paid in advance at the beginning of a semester. Spring semester runs from February to July. Autumn semester runs from August to January. The Company will prorate the fees collected to applicable months during the semester and realize the revenue in the corresponding period and record unrealized fees collected as deferred income. As of December 31, 2008, the deferred income totaled $930,100, which represents fees applied for the month of January 2009 and advance payments for the spring semester.

Fair Value of Financial Instruments

In connection with the determination of accounts receivable from related party (Note 4), the Company used the following assumptions to calculate the present value at the date of the transactions: (1), annual rent payments of $1,603,405;
(2), term of ten years; (3), interest rate of 7% per annum.

Foreign Currency Translation

The consolidated financial statements of the Company are translated pursuant to SFAS No. 52, "Foreign Currency Translation." The Company's subsidiary, Blue Tassel School, is located and operated in China. The Chinese Yuan is the functional currency. The financial statements of Blue Tassel School are translated to U.S. dollars using year-end exchange rates (published by the Federal Reserve Bank) for assets and liabilities, and average exchange rates (published by the Federal Reserve Bank) for revenues, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders' equity. Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 8. Financial Information and Supplementary Data.

The financial information required by this item is attached hereto beginning on page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On June 23, 2008 the Company elected to terminate the services of Kabani & Company, Inc. as the Company's independent auditors.

Kabani & Company, Inc. performed the audits for the two year period ended December 31, 2007 and 2006, which did not contain any adverse opinion or a disclaimer of opinion, nor was the opinion as to either audit qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change accountants was approved by the Company's Board of Directors.

During the Company's two most recent fiscal years and during any subsequent interim period prior to the June 23, 2008, termination as the Company's independent auditors, there were no disagreements with Kabani & Company, Inc, with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-K.

On June 23, 2008, the Company's board of directors approved the engagement of the firm of Michael T. Studer CPA, P.C., (the "Studer Group") Suite 311, 18 East Sunrise Highway, Freeport, New York 11520 as the Company's independent auditors. Such appointment was accepted by Michael T. Struder, principal partner of the firm.

During the Company's two most recent fiscal years or any subsequent interim period prior to engaging the Studer Group, neither the Company, nor any other person on the Company's behalf, had consulted with the Studer Group regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements.

On June 24, 2008, Kabani & Company, Inc. was supplied a copy of this disclosure and requested that it furnish a letter to the Company, addressed to the SEC, stating that it agreed with the statements made herein or the reasons why it disagreed.

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

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Mr. Yongqi Zhu, our Chairman and Chief Executive Officer and Mr. Jian Xue, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on that evaluation, Mr. Zhu and Mr. Xue concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2008.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the Securities and Exchange Act of 1934 rules. Management, under our supervision, conducted an evaluation of the effectiveness of the company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that the company's internal control over financial reporting was not effective as of December 31, 2008.

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

In connection with their review of our internal controls over financial reporting for the fiscal year ended December 31, 2008, our management concluded that there were several significant deficiencies that when combined, resulted in a material weakness in our internal controls over our ability to produce financial statements free from material misstatements. The material weakness resulted from a combination of the following significant deficiencies:

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

      o Absence of documented controls over our related party transactions; and

      o Lack of technical accounting expertise among senior financial staff regarding US GAAP and the requirements of the PCAOB, and regarding the preparation of draft financial statements. The above-noted material weaknesses were first noted in management's review for the year ended December 31, 2007. Although the Company has attempted to rectify these deficiencies, certain of them remain, and the Company will continue to seek to rectify them.

      These weaknesses, which caused our management to conclude that our internal control over financial reporting was not effective as of December 31, 2007, were however improved upon significantly in 2008, and we expect that these steps, when further implemented in the near term, will correct the material weaknesses described above. We do not believe that the costs of remediation for the above material weaknesses will have a material effect on our financial position, cash flow, or results of operations.

Changes in Internal Control over Financial Reporting

      In order to further enhance our internal controls, our management, with the participation of Mr. Zhu and Mr. Xue, has recommended the implementation of the following changes by the end of the second quarter of 2009:

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

During the fiscal year ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as otherwise noted above.

Item 9B. Other Information.

Not applicable.

                                    PART III

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

      The following table sets forth information with respect to the current directors and executive officers of the Company.

      Name of Individual      Age      Position with the Company
      -------------------------------------------------------------------
      Yongqi Zhu              51       Director, Chief Executive Officer
      Qian Gao                27       Director, Secretary
      Jian Xue                39       Chief Financial Officer
      Yipeng Lu               46       Director
      Fugeng Xia              68       Director
      Haiming Zhang           46       Director
      Jianwei Wu              38       Director

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

Jianwei Wu -

      Mr. Wu, the director of Youbang Human Resource Company since 2006, was appointed as the director of the Company on March 6, 2009. From 1996 to 2006, Mr. Wu worked with Jiang Su Wu Zhong Economic and Technological Development Corporation as a Logistics Office director. From 1993 to 1995, he worked with Wu Zhong Economic Development Zone Materials Corporation as a manager of marketing and sales activities.

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

Item 11. Executive Compensation.

      The following sets forth the annual and long-term compensation for the fiscal year ended December 31, 2008 and 2007, paid to the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). No director, officer or employee has a contract or commitment to receive annual compensation in excess of $100,000.

                                                      2008          2007
                                                      ----          ----

Yongqi Zhu, Chief Executive Officer                 $ 17,653      $137,100
Jian Xue, Chief Financial Officer                   $ 11,805      $ 27,420

Summary Compensation Table

                           Summary Compensation Table

---------------------------------------------------------------------------------------------------------------------
                                                                                Change in
                                                                               Pension Value
                                                                                   and
                                                                               Nonqualified
      Name                                                      Non-Equity       Deferred
      and                                  Stock     Option   Incentive Plan   Compensation    All Other
    Principal            Salary   Bonus    Awards    Awards    Compensation      Earnings     Compensation    Total
    Position     Year     ($)      ($)      ($)       ($)          ($)             ($)            ($)          ($)
      (a)        (b)      (c)      (d)      (e)       (f)          (g)             (h)            (i)          (j)
---------------------------------------------------------------------------------------------------------------------
  Yongqi Zhu,    2007     None    137,100   None      None         None            None           None        137,100
      CEO
---------------------------------------------------------------------------------------------------------------------
 Jian Xue, CFO   2007     None    27,420    None      None         None            None           None        27,420
---------------------------------------------------------------------------------------------------------------------
   Qian Gao,     2007     None    None      None      None         None            None           None        None
   Secretary
---------------------------------------------------------------------------------------------------------------------

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

Outstanding Equity Awards at Fiscal Year-End Table

The Company does not currently have a pension plan, stock option plan, non-equity incentive plan or deferred compensation arrangement. We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including but not limited to non-cash and other equity-based compensation such as stock options, but did not do so during the year ended December 31, 2008.

                                      NONE

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

      We have 23,082,500 shares of common stock outstanding as of March 27, 2009. The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 27, 2009 by: (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our current directors and executive officers; and (iii) all of our current directors and executive officers as a group. Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

Name of Beneficial Owner                                Number of Shares         Percent of Outstanding Shares
------------------------                                ----------------         -----------------------------
Yongqi Zhu                                               1,183,650                       5%

Ming Long Industry
Asia Company Limited (1)                                   335,000                       *

Yipeng Lu                                                  151,500                       *

Haiming Zhang                                               75,750                       *

Qian Gao                                                         0                       0%

Jian Xue                                                         0                       0%

Fugeng Xia                                                       0                       0%

Jianwei Wu                                               5,400,000                    23.4%

Wei Li                                                   5,000,000                    21.6%

Surong Gong                                              4,400,000                      19%

Changgen Ma                                              2,000.000                     8.7%

Yongxia Tan                                              1,600,000                     6.9%

(1)   Minglong is owned and operated by Mr. Yongqi Zhu, our President and CEO.

All Officers and Directors as a Group (7 persons):       7,145,900                     31%


The address of each of our current officers and directors is 1 Suhua Road, Shiji Jinrong Building Suite 801, Suzhou Industrial Park, Jiangsu Province, 215020, P.R. China.

Item 13. Certain Relationships and Related Transactions.

Minglong is controlled by Yongqi Zhu, the chief executive officer and a shareholder of the Company. On May 24, 2007 the Company obtained the Property Titles on twenty buildings and accompanying infrastructures located in Suzhou City Wuzhou Economy Development District from its former shareholder Minglong, totaling 50,113.81 square meters, which were and are pledged under bank borrowings. The net historical value of the buildings transferred amounted to approximately $10,441,053 as of December 31, 2007.

On May 24, 2007, the Company obtained the National Land Use Right and house property title for the land, buildings and accompanying infrastructures where Blue Tassel School is operating from the former shareholder Minglong. The piece of land totals 91,993.32 square meters, and was and is pledged under bank borrowings. The land use right will expire on January 17, 2051. The land use right was recorded at $5,516,431 net of accumulated amortization expense of $69,929 as of December 31, 2007.

On March 12, 2008, Blue Tassel School sold the Land Use Right of 91,993.32 square meters and twenty Buildings of 50,113.81 square meters to its former shareholder Minglong with the sales price of $5,563,692 and $10,405,554 respectively, totaling $15,969,246 (RMB111,829,458). Blue Tassel School leased back the buildings from Minglong from the date of sale.

On March 12, 2008, Blue Tassel School sold the Land Use Right of 91,993.32 square meters and twenty Buildings of 50,113.81 square meters to its former shareholder Minglong with the sales price of $5,563,392 and $10,405,554 respectively, totaling $15,933,526 (RMB111,829,458). Blue Tassel School leased back the land use right and buildings from Minglong from the date of sale.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees accrued or paid to the Company's independent registered public accounting firms during fiscal years 2008 and 2007. The Company's financial statements for the year ended by December 31, 2008 were audited by Michael T. Studer, CPA, P.C. The Company's financial statements for the year ended by December 31, 2007 were audited by Kabani & Company, Inc.

                                               Fiscal Year Ended
                                   December 31, 2008*        December 31, 2007
        Audit Fees                      $50,000                   $35,000
        Audit-Related Fees              None                      None
        Tax Fees                        None                      None
        All Other Fees                  None                      None

*Kabani & Company Inc. received $8,500 for its work during the first quarter of 2008, prior to its replacement by Michael Studer CPA P.C.

Item 15. Exhibits.

Exhibit No.     Description
-----------     -----------

LIST OF EXHIBITS

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

4.1             2007 Equity Incentive Plan, incorporated herein by reference to
                Exhibit 4.1(I) to the Registrant's Registration Statement on Form S-8 filed on January 22, 2007.
10.3 Stock Purchase Agreement between Xu Zuqiang and Registrant, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2006.
10.4 Amendment to Stock Purchase Agreement between Xu Zuqiang and Registrant, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 29, 2006.
10.6 Share Exchange Agreement among Brighter International Limited, Blue Tassel School and the shareholders of Brighter International Limited and Registrant, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 13, 2006.
10.7 Standby Fixed Price Equity Distribution Agreement between certain investors and the Registrant, incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on May 31, 2007.
10.8 Purchase and Sale Agreement dated as of March 6, 2009 by and among Su Zhou Blue Tassel School and Jianwei Wu, Wei Li, Surong Gong, Changgen Ma, Yongxia Tan, Junhua Tang, and Xuehui Jiang. incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 9, 2009.
16.1 Kabani & Company, Inc. letter regarding change of accountant, incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 26, 2008.
21.1            List of Subsidiaries
31.1 Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 14, 2009

                                            CHINA IVY SCHOOL, INC.


                                            By: /s/ Yongqi Zhu
                                                --------------------------------
                                                Yongqi Zhu
                                            Chairman and Chief Executive Officer
                                            (principal executive officer)


                                            By: /s/ Jian Xue
                                                --------------------------------
                                                Jian Xue
                                            Chief Financial Officer
                                            (principal financial
                                            and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on April 14, 2009 in the capacities indicated.

Signature                          Title

/s/ Yongqi Zhu
--------------------         Chairman, Chief Executive Officer (principal
                             executive officer) and a Director
/s/ Jian Xue
--------------------         Chief Financial Officer

/s/ Qian Gao
--------------------         Director

/s/ Xipeng Liu
--------------------         Director

/s/ Fuqeng Xia
--------------------         Director

/s/ Haiming Zhang
--------------------         Director

/s/ Jianwei Wu
--------------------         Director

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                          Page

Reports of Independent Registered Public Accounting Firms              F-1 - F-2

Consolidated Balance Sheets
   as of December 31, 2008 and 2007                                       F-3

Consolidated Statements of Operations
   for the Years ended December 31, 2008 and 2007                         F-4

Consolidated Statements of Stockholders' Equity
   for the Years ended December 31, 2008 and 2007                         F-5

Consolidated Statements of Cash Flows
   for the Years ended December 31, 2008 and 2007                         F-6

Notes to Consolidated Financial Statements                            F-7 - F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of China Ivy School, Inc.

I have audited the accompanying consolidated balance sheets of China Ivy School, Inc. and subsidiaries (the "Company") as of December 31, 2008 and the related consolidated statements of operations, stockholders'(deficit) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The consolidated financial statements of China Ivy School, Inc. and subsidiaries as of December 31, 2007 and for the year then ended were audited by another auditor whose report dated February 25, 2008 expressed an unqualified opinion on those statements.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Ivy School, Inc. and subsidiaries as of December 31, 2008 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


                                           /s/ Michael T. Studer CPA P.C.
                                           ------------------------------
                                               Michael T. Studer CPA P.C.

Freeport, New York
April  9, 2009

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Ivy School, Inc.,

We have audited the accompanying consolidated balance sheet of China Ivy School (the "Company") and its subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements of Safe Cell Tab Inc., a wholly owned subsidiary, whose statements reflect total assets of $11,096 as of December 31, 2007, and total loss of $16,500 for the year ended December 31, 2007. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Safe Cell Tab Inc., is based solely on the report of the other auditor.

We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated balance sheet of China Ivy School, Inc. and its subsidiaries as of December 31, 2007, and the results of its consolidated statements of operations and its cash flows for the year ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.


/s/ KABANI & COMPANY, INC.

CERTIFIED PUBLIC ACCOUNTANTS

Los Angeles, California
February 25, 2008

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2008 AND 2007

                                     ASSETS
                                                                                        2008              2007
                                                                                    ------------      ------------
Current Assets
   Cash and cash equivalents                                                        $     58,984      $    227,887
   Restricted cash                                                                            --           685,500
   Prepaid expenses                                                                        3,971            12,941
   Other receivables                                                                          --             2,174
                                                                                    ------------      ------------
           Total Current Assets                                                           62,955           928,502

Receivable from related party                                                          6,026,246                --
Property, Plant and Equipment, net                                                     8,471,639        19,232,484
Land Use Right, net                                                                           --         5,516,431
                                                                                    ------------      ------------
Total Assets                                                                        $ 14,560,840      $ 25,677,417
                                                                                    ============      ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable and accrued expenses                                            $    938,120      $  2,980,408
   Payables to related parties                                                           752,893         1,630,650
   Deferred revenue                                                                      930,100           481,229
   Bank borrowings                                                                    10,699,610         6,169,500
   Net liabilities of the discontinued entity                                                 --           182,235
                                                                                    ------------      ------------
Total Current Liabilities                                                             13,320,723        11,444,022

Bank borrowings - long term portion                                                           --         8,226,000
                                                                                    ------------      ------------
Total Liabilities                                                                     13,320,723        19,670,022
                                                                                    ------------      ------------

Stockholders' Equity
   Preferred Stock, $0.001 par value; 50,000,000 shares authorized,
     none issued and outstanding as of December 31, 2008 and 2007                             --                --
   Common stock, $.001 par value, 100,000,000 shares authorized;
     3,082,500 shares issued and outstanding  as of December 31, 2008 and 2007             3,083             3,083
   Additional paid in capital                                                          4,302,907         4,113,446
   Statutory reserves                                                                    480,813           480,813
   Accumulated other comprehensive income                                                754,008           500,352
   Retained (deficit) earnings                                                        (4,300,694)          909,701
                                                                                    ------------      ------------
   Total Stockholders' Equity                                                          1,240,117         6,007,395
                                                                                    ------------      ------------
Total Liabilities and Stockholders' Equity                                          $ 14,560,840      $ 25,677,417
                                                                                    ============      ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                                                                     2008              2007
                                                                                                  -----------      -----------
Net revenue                                                                                       $ 6,080,777      $ 7,129,515

Operating expenses
    Depreciation and amortization                                                                   1,146,903          983,247
    General and administrative expenses                                                             6,310,168        5,009,733
                                                                                                  -----------      -----------
Total operating expenses                                                                            7,457,071        5,992,980
                                                                                                  -----------      -----------

(Loss) income from operations                                                                      (1,376,294)       1,136,535
                                                                                                  -----------      -----------

Other (income) expense
    Interest income                                                                                   (13,224)         (39,351)
    Interest expense                                                                                  950,996        1,015,355
    Miscellaneous expense                                                                                  --           11,861
    Forgiveness of debt                                                                                    --         (216,107)
    Loss on sale of real property                                                                   5,169,294               --
    Accretion of discount on receivable from related party relating  to sale of real property      (2,280,191)              --
                                                                                                  -----------      -----------
Total Other Expense                                                                                 3,826,875          771,758
                                                                                                  -----------      -----------

(Loss) income from continuing operations                                                           (5,203,169)         364,777

Loss from operations of the discontinued entity                                                        (7,226)         (16,500)
                                                                                                  -----------      -----------

Net (loss) income                                                                                  (5,210,395)         348,277

Other comprehensive item
    Foreign currency translation gain                                                                 253,656          346,053
                                                                                                  -----------      -----------

Comprehensive (loss) income                                                                       $(4,956,739)     $   694,330
                                                                                                  ===========      ===========

Basic and diluted net (loss) income per share from continuing operations                          $     (1.69)     $      0.12
                                                                                                  ===========      ===========
Basic and diluted net loss per share from operations of the discontinued entity                   $     (0.00)     $     (0.01)
                                                                                                  ===========      ===========
Basic and diluted net (loss) income per share                                                     $     (1.69)     $      0.11
                                                                                                  ===========      ===========
Weighted average  number of  basic and diluted shares outstanding                                   3,082,500        3,079,397
                                                                                                  ===========      ===========

                 The accompanying notes are an integral part of
                         these consolidated financials.

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                                           Accumulated other                Retained      Total
                                        Common Stock           Additional    Comprehensive   Statutory      Earnings   Stockholders'
                               Number of Shares    Amount   Paid in Capital     Income        Reserve      (Deficit)      Equity
                               ----------------    ------   ---------------     ------        -------      ---------      ------
 Balance December 31, 2006          2,825,000   $     2,825   $    83,860    $   154,299   $   409,612   $   632,625    $ 1,283,221
Common stock issued for accrued
  consulting fees                     250,000           250     3,249,750             --            --            --      3,250,000
Common stock issued in reverse
  acquisition                           7,500             8            (8)            --            --            --             --
Contributed capital                        --            --       779,844             --            --            --        779,844
Foreign currency translation
  adjustment                               --            --            --        346,053            --            --        346,053
Transfer to statutory reserve              --            --            --             --        71,201       (71,201)            --
Net income for the year ended
  December 31, 2007                        --            --            --             --            --       348,277        348,277
                                  -----------   -----------   -----------    -----------   -----------   -----------    -----------
 Balance December 31, 2007          3,082,500   $     3,083   $ 4,113,446    $   500,352   $   480,813   $   909,701    $ 6,007,395
                                  -----------   -----------   -----------    -----------   -----------   -----------    -----------

Spinoff of Safe Cell Tab Inc.
  on July 31, 2008                         --            --       189,461             --            --            --        189,461
Foreign currency translation
  adjustment                               --            --            --        253,656            --            --        253,656
Net loss for the year ended
  December 31, 2008                        --            --            --             --            --    (5,210,395)    (5,210,395)
                                  -----------   -----------   -----------    -----------   -----------   -----------    -----------
 Balance December 31, 2008          3,082,500   $     3,083   $ 4,302,907    $   754,008   $   480,813   $(4,300,694)   $ 1,240,117
                                  ===========   ===========   ===========    ===========   ===========   ===========    ===========

                 The accompanying notes are an integral part of
                          these consolidated financials

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

                                                                                     2008              2007
                                                                                 ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) income                                                            $ (5,210,395)     $    348,277
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                                   1,146,903           983,247
    Loss on sale of real property                                                   5,169,294                --
    Imputed rent and related expense                                                1,481,290                --
    Expenses paid by related party                                                  3,731,418                --
    Accretion of discount on receivable from related party                         (2,280,191)               --
    Loss from operations of the discontinued entity                                     7,226            16,500
    Changes in operating assets and liabilities
       Decrease in other receivables                                                    2,174           391,355
       Dcrease in prepaid expenses                                                      8,970            35,555
       (Decrease)/increase in accounts payable and accrued expenses                (2,042,288)        1,963,388
       Increase/(Decrease) in deferred revenue                                        448,871              (293)
                                                                                 ------------      ------------
    Net cash provided by operating activities from continuing operations            2,463,272         3,738,029
    Net cash used in operating activities of the discontinued entity                   (8,260)          (14,067)
                                                                                 ------------      ------------
    Net cash provided by operating activities                                       2,455,012         3,723,962
                                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                             (44,581)          (85,639)
                                                                                 ------------      ------------
    Net cash used in investing activities from continuing operations                  (44,581)          (85,639)
    Net cash used investing activities of the discontinued entity                          --              (544)
                                                                                 ------------      ------------
    Net cash used in investing activities                                             (44,581)          (86,183)
                                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of bank borrowings                                                   (4,606,720)       (1,975,050)
    Decrease (increase) in restricted cash secured for bank loans                     685,500          (658,350)
    Advances from (to) related party - net                                          1,641,232        (3,339,998)
    Contribution of capital                                                                --           171,120
                                                                                 ------------      ------------
    Net cash used in financing activities from continuing operations               (2,279,988)       (5,802,278)
    Net cash provided by financing activities of the discontinued entity                7,716            13,088
                                                                                 ------------      ------------
    Net cash used in financing activities                                          (2,272,272)       (5,789,190)
                                                                                 ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                         (307,062)           66,940
                                                                                 ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (168,903)       (2,084,471)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                          227,887         2,312,358
                                                                                 ------------      ------------
CASH AND CASH EQUIVALENTS, ENDING BALANCE                                        $     58,984      $    227,887
                                                                                 ============      ============

SUPPLEMENTAL DISCLOSURES:
    Income tax payments                                                          $         --      $         --
                                                                                 ============      ============
    Interest payments                                                            $    950,996      $  1,015,355
                                                                                 ============      ============
NON CASH TRANSACTIONS:
    Transfer of land and building as capital contribution                        $         --      $    608,724
                                                                                 ============      ============
    Transfer of land and building against loan receivable                        $         --      $ 19,525,304
                                                                                 ============      ============
    Issuance of shares for consulting fees accrued in prior year                 $         --      $  3,250,150
                                                                                 ============      ============
    Sale of real property in exchange for receivable from related party          $ 11,228,703      $         --
                                                                                 ============      ============
    Spinoff of Safe Cell Tab, Inc.                                               $    189,461      $         --
                                                                                 ============      ============

                 The accompanying notes are an integral part of
                         these consolidated financials.

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION

China Ivy School, Inc. (formerly Claremont Technologies Corp.) ("China Ivy") was incorporated on September 14, 1999 under the laws of the State of Nevada. China Ivy acquired a wholly owned subsidiary Safe Cell Tab Inc. ("Safe Cell") on August 22, 2003. Safe Cell was incorporated on May 9, 1996 under the laws of the Province of British Columbia, Canada and engaged in distributing Wi-Fi License and Mobius disposable cell phones.

On October 12, 2006, China Ivy and the shareholders of Brighter International Limited ("Brighter International") entered into a Share Exchange Agreement in which China Ivy acquired 100% of Brighter International's outstanding common stock. Under the Share Exchange Agreement, the shareholders of Brighter International received 2,762,500 newly issued common shares of the company. This acquisition was accounted for as a reverse acquisition since after the acquisition, the former shareholders of Brighter International held a majority of the outstanding shares of China Ivy. The financial statements of the legal acquirer were not significant.

Brighter International Limited is an education investment enterprise and was incorporated in accordance with the General Corporation Act of the State of Nevada on June 1, 2006. On June 15, 2006, Brighter International entered into an agreement with Blue Tassel School, and pursuant to the agreement, all the shareholders of Blue Tassel School transferred all their ownership interests in Blue Tassel School to Brighter International. Prior to the acquisition, Brighter International and Blue Tassel School had common shareholders owning the same percentage of ownership in both companies. Therefore, the entities were under common control before the acquisition. This acquisition was accounted for at historical cost in a manner similar to the pooling of interests method. After the acquisition, Brighter International owned 100% of the outstanding shares of Blue Tassel School.

Blue Tassel School was established on July 10, 2001 under the laws of the Peoples' Republic of China ("PRC"). Blue Tassel School is an education center located in Suzhou city, accredited by the Jiangsu Province Educational committee as a boarding school comprising grades from kindergarten through senior school, including an international school. The five schools that comprise Blue Tassel School are kindergarten, primary school, junior high school, senior high school, and international school.

On July 31, 2008, the Company spun off its wholly owned subsidiary Safe Cell (now named Cellteck Inc.) to its stockholders. The distribution was completed on August 21, 2008. Accordingly, the operations of Safe Cell have been presented as "discontinued operations" in the accompanying consolidated financial statements.

Effective January 14, 2009, the Company effectuated a 1 for 20 reverse stock split (thereby reducing the issued and outstanding shares from 61,650,001shares to 3,082,500 shares). The financial statements have been retroactively adjusted to reflect this stock split.

On March 6, 2009 (see NOTE 17), the Company through Blue Tassel School acquired 90% of the issued and outstanding shares of capital stock of Youbang Human Resource Company ("YOUBANG"), a PRC corporation, in exchange for 20,000,000 shares of common stock of China Ivy, or approximately 86.6% of the issued and outstanding shares of common stock of China Ivy after the transaction. YOUBANG provides recruitment and contract labor services to businesses in the Su Zhou region of China.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China Ivy and its subsidiaries Safe Cell, Brighter International, and Blue Tassel School (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's reporting currency is the United States dollar.

Going Concern

The financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of December 31,2008, the Company had cash of $58,984 and negative working capital of $13,257,768. Further, for the year ended December 31, 2008, the Company incurred a loss from operations of $1,376,294. These factors create substantial doubt as to the Company's ability to continue as a going concern. The Company plans to improve its financial condition through its acquisition of YOUBANG on March 6, 2009 (see NOTE 17). However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Foreign currency transactions and comprehensive income (loss)

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates, and such differences may be material to the financial statements. Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue Recognition

The revenues of the Company are tuition fees, accommodation fees and others. Tuition fees and accommodation fees are collected in advance on or before the new semester. Tuition fees are recognized as revenue proportionately as the instructions are delivered, and are reported net of scholarships and tuition refunds. Accommodation fees are recognized as revenue in proportion to semester progressed through the end of the reporting period. Tuition and accommodation fees paid in advance are recorded as deferred revenue.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), "Share - Based Payment". As of December 31, 2008, the Company has not issued any stock options or warrants.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2008 and 2007 were $83,272 and $71,748, respectively.

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

Blue Tassel School is governed by the Income Tax Laws of the PRC. Pursuant to the PRC relevant laws and regulations and tax law, Blue Tassel School is exempt from income tax.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Property, Plant and Equipment

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, other receivables, receivable from related party, accounts payable and accrued expenses, payables to related parties, and bank borrowings. The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments or based upon market quotations of instruments with similar interest rates and maturities.

Long-Lived Assets

The Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company periodically evaluates the carrying value of long-lived assets to be held and used in accordance with SFAS
144. SFAS 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair market value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair market values are reduced for the cost of disposal. Based on its review, the Company believes that, as of December 31, 2008, there were no significant impairments of its long-lived assets.

Basic and Diluted Earnings Per Share

Earnings per share are calculated in accordance with the SFAS No. 128, "Earnings per share". SFAS No. 128 superseded Accounting Principles Board Opinion No.15 (APB 15). Basic net income (loss) per share is based upon the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Basic and diluted earnings or (loss) per share were ($1.69) and $0.11 for the years ended December 31, 2008 and 2007, respectively.

Recent Accounting Pronouncements

Certain accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the company. The impact on the Company's consolidated financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3 - OTHER RECEIVABLES

As of December 31, 2008 and 2007, the Company had $0 and $2,174, respectively in other receivables which represents advances made to employees and vendors. These receivables are interest free, unsecured, and due on demand.

NOTE 4 - RECEIVABLE FROM RELATED PARTY AND SALE AND LEASEBACK OF REAL PROPERTY

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

The total receivable from related party on the date of sale and lease back was $11,228,703. This amount represents the present value of future cash inflows (our lease payments) at the date of transactions. Assumptions used for the present value calculation were: (1), annual rent payments of $1,603,405; (2), term of ten years; (3), interest rate of 7% per annum.

The purpose of the sale and leaseback of the land use right and buildings was to comply with the new regulation from the government of Suzhou City, Jiangsu Province, China. According to the new regulation, "Public institutions like Schools, kindergartens, hospitals etc., educational facilities and health facilities of social organizations and other lands for the use of other social welfare cannot be used as collateral for bank loans." As in 2007 the land use right and buildings were pledged for bank loans, the management of the Company decided to sell the Land Use Right and buildings to Minglong and then lease back for the school use.

For the year ended December 31, 2008, the receivable from related party changed as follows:

  Balance due from Minglong at March 12, 2008 in connection
    with the sale and leaseback of real property, noninterest
    bearing (discounted)                                          $ 11,228,703

      Amounts collected                                             (7,681,172)
      Accretion of discount on receivable                            2,280,191
      Foreign exchange translation adjustment                          198,524
                                                                  ------------
  Balance at December 31, 2008                                    $  6,026,246
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
                                                                  ============

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2008 and 2007, property, plant and equipment consist of the following:

                                                 December 31,    December 31,
                                                     2008            2007
                                                 ------------    ------------
    Buildings                                    $         --    $ 10,468,473
    Infrastructure and leasehold improvements      11,065,511      10,342,056
    Educational equipment                             544,394         468,509
    Automobiles                                        28,848          26,983
                                                 ------------    ------------
    Total property and equipment                   11,638,753      21,306,021
    Accumulated depreciation                       (3,167,114)     (2,073,537)
                                                 ------------    ------------
    Property and equipment, net                  $  8,471,639    $ 19,232,484
                                                 ============    ============

The Company had depreciation expense of $1,146,903 and $983,247 for the years ended December 31, 2008 and 2007, respectively.

On May 24, 2007 the Company obtained the Property Titles on twenty buildings and accompanying infrastructures located in Suzhou City Wuzhou Economy Development District from its former shareholder Minglong, totaling 50,113.81 square meters, which were and are pledged under bank borrowings. The net historical value of the buildings transferred amounted to approximately $10,441,053 as of December 31, 2007.

In October 2007, the management of Blue Tassel School revised its estimate of useful lives of buildings from 40 years to 20 years. In accordance with SFAS No. 154, "Accounting Changes and Error Corrections", this change of useful lives is deemed as a change in accounting estimate and has been accounted for in the period of change and future periods as the change affects both, without a restatement or retrospective adjustment of the amounts reported in financial statements of prior periods or by reporting pro forma amounts for prior periods. The change in estimate resulted in a decrease of $126,917 of income from continuing operations and net income and $0.04 on the related per share amounts for the year ended December 31, 2007.

On March 12, 2008, Blue Tassel School sold the Land Use Right of 91,993.32 square meters and twenty Buildings of 50,113.81 square meters to its former shareholder Minglong with the sales price of $5,563,692 and $10,405,554 respectively, totaling $15,969,246 (RMB111,829,458). Blue Tassel School leased back the buildings from Minglong from the date of sale.

NOTE 6 - LAND USE RIGHT

On May 24, 2007, the Company obtained the National Land Use Right and house property title for the land, buildings and accompanying infrastructures where Blue Tassel School is operating from the former shareholder Minglong. The piece of land totals 91,993.32 square meters, and was and is pledged under bank borrowings. The land use right will expire on January 17, 2051. The land use right was recorded at $5,516,431 net of accumulated amortization expense of $69,929 as of December 31, 2007.

On March 12, 2008, Blue Tassel School sold the Land Use Right of 91,993.32 square meters and twenty Buildings of 50,113.81 square meters to its former shareholder Minglong with the sales price of $5,563,392 and $10,405,554 respectively, totaling $15,933,526 (RMB111,829,458). Blue Tassel School leased back the land use right and buildings from Minglong from the date of sale.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company's accounts payable and accrued expenses as of December 31, 2008 and 2007 are summarized as follows:

                                                   December 31,    December 31,
                                                      2008             2007
                                                   -----------     -----------
   Accounts payable                                $   563,312     $   870,928
   Accrued consulting fees                                  --       1,604,070
   Accrued wages                                       109,903              --
   Other accrued expenses                              264,905         505,410
                                                   -----------     -----------
   Total accounts payable and accrued expenses     $   938,120     $ 2,980,408
                                                   ===========     ===========

NOTE 8 - PAYABLES TO RELATED PARTIES

Payables to related parties consist of the following:

                                                           December 31,
                                                   ---------------------------
                                                      2008             2007
                                                   -----------     -----------
   Due to Minglong                                 $    73,372     $ 1,219,350
   Bonuses payable to officers                              --         411,300
   Due to Mr. Yongqi Zhu                               679,521              --
                                                   -----------     -----------
   Total                                           $   752,893     $ 1,630,650
                                                   ===========     ===========

Due to Minglong in the amounts of $73,372 and $1,219,350 as of December 31, 2008 and 2007, respectively, represent the net balance of payments made by Minglong on behalf of the Company since inception. The loan is interest free and due on demand.

During 2008, the Company received funds from and advanced funds to Mr. Yongqi Zhu, the Chief Executive Officer of the Company. The balance due to Mr. Zhu is interest free and due on demand.

NOTE 9 - DEFERRED REVENUE

Tuition and accommodation revenue received from students are recognized proportionately as the courses and accommodation services in the semesters are delivered. Tuition and accommodation fees paid at the beginning of semesters are recorded as deferred revenue. Tuition fees are recognized as revenue proportionately as the instructions are delivered, and are reported net of scholarships and tuition refunds. Accommodation fees are recognized as revenue in proportion to semester progressed through the end of the reporting period. The Company has recorded deferred revenue of $930,100 and $481,229 as of December 31, 2008 and 2007, respectively.

NOTE 10 - BANK BORROWINGS

The Company has borrowed $10,699,610 and $14,395,500 from a number of banks located in China under credit agreements as of December 31, 2008 and 2007, respectively. Borrowings under credit lines consist of the following:

                                                                        December 31,      December 31,
                                                                           2008               2007
                                                                       -------------     -------------
Borrowings from Huaxia Bank Suzhou Branch
     Interest at 5.589% per annum, due by February 22, 2008            $          --     $     685,500
     Interest at 5.913% per annum, due by July 20, 2008                           --         2,742,000
     Interest at 6.723% per annum, due by September 18, 2009                      --         2,604,900
     Interest at 6.804% per annum, due by September 18, 2009               6,009,370         5,621,100
     Interest at 8.217% per annum, due by September 12, 2009               2,784,830                --
                                                                       -------------     -------------
     Borrowings from Huaxia Bank Subtotal                                  8,794,200        11,653,500
                                                                       -------------     -------------

Borrowings from Suzhou City Village Credit Union Wuzhou Branch
     Interest at 9.478% per annum, due by October 25, 2008                        --            68,550
     Interest at 9.478% per annum, due by October 25, 2008                        --         1,096,800
     Interest at 9.478% per annum, due by October 25, 2008                        --         1,233,900
     Interest at 9.478% per annum, due by October 25, 2008                        --           342,750
                                                                       -------------     -------------
     Borrowings from Suzhou City Village Credit Union Subtotal                    --         2,742,000
                                                                       -------------     -------------

Borrowings from Jiangsu Dongwu Rural Commercial Bank
     Interest at 9.711% per annum, due by June 26, 2009                      293,140                --
     Interest at 9.711% per annum, due by June 25, 2009                    1,612,270                --
                                                                       -------------     -------------
     Borrowings from Dongwu Rural Commercial Bank Subtotal                 1,905,410                --
                                                                       -------------     -------------

Total borrowings                                                          10,699,610        14,395,500
Current portion                                                           10,699,610         6,169,500
                                                                       -------------     -------------
Long term portion                                                      $          --     $   8,226,000
                                                                       =============     =============

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank. The Company acquired a 2,000,000 RMB (approximately $293,140) credit line from June 17, 2008 to June 17, 2011. This credit line has collateralized a 234 square meter residential unit and 62 square meter land use right owned by Ti Yin and Yan Hong, the third party assigned by the bank.

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank. The Company acquired a 11,000,000 RMB (approximately $1,612,270) credit line from June 17, 2008 to June 17, 2011. This credit line has collateralized a 477 square meter residential unit and 837 square meter land use right owned by the Chief Executive Officer of the Company.

The loans of $2,784,830 and $2,604,900 as of December 31, 2008 and as of December 31, 2007, respectively, were secured by the land use right of Blue Tassel School. The loan of $6,009,370 and $5,621,100 as of December 31, 2008 and December 31, 2007, respectively, were secured by four buildings totaling 20,926.86 square meters of the School. The loan of $2,742,000 as of December 31, 2007 was guaranteed by the private properties of Blue Tassel School's former shareholder.

NOTE 11 - STOCKHOLDERS' EQUITY

On January 22, 2007, for services rendered, the Company awarded eight individual consultants a total of 250,000 shares of common stock valued at $13.00 per share or $3,250,000, based upon the market price at the date of issuance, for consultant services that were provided under the China Ivy School, Inc. 2007 Equity Incentive Plan. The consultants were engaged to provide various services to the Company during the period from October 13, 2006 to December 31, 2006 for market research, strategic planning and to identify investment bankers.

On May 30, 2007, the Company issued 7,500 shares of common stock to the officer of Safe Cell to settle a loan owned to the officer before the reverse merger. The stock issuance was valued at the par value and treated as consideration for the acquisition accounted for as the reverse acquisition.

Prior to the acquisition by Brighter International, the former shareholders of Blue Tassel School contributed a land use right, buildings and other facilities to Blue Tassel School as capital contribution and long-term payable. However, the titles of the land use right, buildings and attached infrastructures were not transferred to Blue Tassel School until May 24, 2007. The transfer of titles of these tangible and intangible assets to Blue Tassel School increased the capital of Blue Tassel School by $608,724 in 2007.

NOTE 12 - STATUTORY RESERVES

Statutory reserves consist of the following:

                                                           December 31,
                                                   ---------------------------
                                                      2008             2007
                                                   -----------     -----------
   Statutory surplus reserve                       $   307,853     $   307,853
   Statutory common welfare fund                       172,960         172,960
                                                   -----------     -----------
                                                   $   480,813     $   480,813
                                                   ===========     ===========

As stipulated by the Company Law of the People's Republic of China (PRC), net income after taxation can only be distributed as dividends after appropriation has been made for the following: i. Making up cumulative prior years' losses, if any; ii. Allocations to the "Statutory surplus reserve" of at least 10% of income after tax, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of Blue Tassel School's registered capital; iii. Allocations of 5-10% of income after tax, as determined under PRC accounting rules and regulations, to Blue Tassel School's "Statutory common welfare fund", which is established for the purpose of providing employee facilities and other collective benefits to the School's employees; and iv. Allocations to the discretionary surplus reserve, if approved in the stockholders' general meeting.

As an educational institution, the Blue Tassel School has an option not to make these appropriations.

In accordance with the Chinese Company Law, Blue Tassel School allocated 10% of its PRC net income to the statutory surplus reserve in 2007 and 2006, and 5% of its PRC net income to the welfare fund in 2006. In 2008, no transfers to statutory reserves were made.

NOTE 13 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity at December 31, 2008 and 2007, are as follows:

                                              Foreign Currency
                                            Translation Adjustments
                                            -----------------------

     Balance at December 31, 2007             $           500,352
       Change during 2008                                 253,656
                                              -------------------
     Balance at December 31, 2008             $           754,008
                                              ===================

NOTE 14 - RELATED PARTY TRANSACTIONS

During 2008, the Company received funds from and advanced funds to Mr. Yongqi Zhu, one of its significant shareholders and the Chief Executive Officer of the Company. As of December 31, 2008, the balance due to Mr. Zhu was $679,520, which was included in the payables to related parties. The balance due to Mr. Zhu is interest free and due on demand.

Minglong is a former shareholder of Blue Tassel School. It is controlled by Mr. Zhu, the chief executive officer of the Company. On March 12, 2008, the Company sold a 91,933 square meters land use right and twenty buildings of 50,114 square meters to Minglong. The Company leased back the land use right and buildings in a ten years term with Minglong at the date of sale.

During 2008, the Company recorded rent expense of $1,296,466 to offset the scheduled amount due from related party in connection with the sale and leaseback of real property. Also, the Company received net cash inflow of $2,518,989 from Minglong. Also, Company expenses of $2,181,385 and consulting fees of $1,684,322 were paid by Minglong. The Company agreed to apply and treat the above items totaling $7,681,172 as collections of the receivable from related party in connection with the sale and lease back of real property.

In addition, expenses of $73,372 paid by Minglong on behalf of China Ivy were included under the caption "Payables to Related Parties".

NOTE 15 - COMMITMENTS

Operating Lease Obligations

Blue Tassel School leases a land use right and 20 buildings located in Suzhou City Wuzhong Economy Development District from Minglong, the former shareholder of Blue Tassel School (Note 4). The term of the lease agreement is 10 years starting March 12, 2008. The lease is considered an operating lease. Rent expense and related maintenance expenses for the period March 12, 2008 to December 31, 2008 was $1,481,290.

Aggregate minimum future lease payments under operating leases as of December 31, 2008 for each of the next five years and thereafter, are as follows:

     Year ending     Minimum lease
     December 31,      payments
     ------------    ------------
         2009        $  1,645,735
         2010           1,645,735
         2011           1,645,735
         2012           1,645,735
         2013           1,645,735
     Thereafter         6,994,374
                     ------------
     Total           $ 15,223,049
                     ============

Consulting Agreements

In 2007 and 2008, the Company engaged over 50 individuals (the "Consultants") to provide various education consulting services for the Company. The agreements for 2008 provided for the payment of minimum consulting fees to the Consultants totaling $1,684,332 ((Y)11,700,000) for the service period January 1, 2008 to December 31, 2008. The payments were made by Minglong on behalf of the Company in 2008. The Company has recorded $1,684,332 in consulting fees and reduced the receivable from related party (see Note 4) by the same amount.

The $1,604,070 (RMB11,700,000) accrued at December 31, 2007 for services provided in 2007 were paid in June 2008 by Minglong on behalf of the Company. The payments made by Minglong were reflected as a Company collection of the receivable from related party (see Note 4).

On June 13, 2008, the Company executed a 18 month consulting agreement with Beijing JP Investment Advisors Limited (the "Advisors"). For consideration of 30,000 RMB ($4,397) per month, the Advisors are to provide services related to business development, marketing research, and prospective acquisitions. Minglong paid these fees in 2008 on behalf of the Company.

For the years ended December 31, 2008 and 2007, consulting fees expense was $1,722,877 and $1,604,070, respectively.

NOTE 16 - DISCONTINUED OPERATIONS

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

At July 31, 2008, the assets and liabilities of Safe Cell consisted of:

      Assets:
      Cash                                                    $     272
      Inventory                                                  10,300
                                                              ---------
      Total Assets                                            $  10,572
                                                              =========

      Liabilities:
      Accounts payable                                        $     350
      Due to related parties                                    199,683
                                                              ---------
      Total liabilities                                         200,033
      Stockholders' deficiency                                 (189,461)
                                                              ---------
      Total Liabilities and Stockholders' Equity              $  10,572
                                                              =========

Loss from discontinued operations consisted of:

                                                            December 31,
                                                         2008          2007
                                                       --------      --------

      Sales                                            $  6,771      $  6,833
      Cost of sales                                          --            --
                                                       --------      --------
      Gross profit                                        6,771         6,833
      Selling, general and administrative expenses      (13,997)      (23,333)
                                                       --------      --------
      Net Loss                                         $ (7,226)     $(16,500)
                                                       ========      ========

NOTE 17 - SUBSEQUENT EVENTS

Effective January 14, 2009, the Company effectuated a 1 for 20 reverse stock split (thereby reducing the issued and outstanding shares from 61,650,001 shares to 3,082,500 shares). The financial statements have been retroactively adjusted to reflect this stock split.

On March 6, 2009, the Company through Blue Tassel School acquired 90% of the issued and outstanding shares of capital stock of Youbang Human Resource Company ("YOUBANG"), a PRC corporation, in exchange for 20,000,000 shares of common stock of China Ivy, or approximately 86.6% of the issued and outstanding shares of common stock of China Ivy after the transaction. YOUBANG provides recruitment and contract labor services to businesses in the Su Zhou region of China.

According to unaudited financial statements provided the Company, YOUBANG has assets and stockholders' equity at December 31, 2008 $4,353,145 and $1,590,466, respectively. For the year ended December 31, 2008, total revenue and net income were $21,130,725 and $1,445,539, respectively.