Form 10-K/A
period 2008-12-31
CHINA IVY SCHOOL, INC.
filed 2009-05-05
CIK 1130128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A
                                Amendment No. 1

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

                                Explanatory Note

China Ivy School, Inc. is filing this Amendment No. 1 on Form 10-K/A to its Form 10-K for the year ended December 31, 2008 that was originally filed with the Securities and Exchange Commission ("SEC") on April 15, 2009 (the "Original 10-K") to supply a revised "Report of Independent Registered Public Accounting Firm."

This Amendment No. 1 continues to speak as of the date of the Original 10-K, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date other than that set forth above. We note for the benefit of the reader that an 8-K was filed on May 4, 2009 reporting the April 29, 2009 rescission of the company's March 6, 2009 acquisition of the Youbang Human Resources Company, and that a consequence of the rescission was the resignation from the Registrant's Board of Directors of Mr. Jianwei Wu. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-K.

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

The accompanying financial statements referred to above have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's present financial condition raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Dated: May 5, 2009

                                            CHINA IVY SCHOOL, INC.

                                            By:

                                            /s/ Yongqi Zhu
                                            ------------------------------------
                                            Yongqi Zhu
                                            Chairman and Chief Executive Officer
                                            (principal executive officer)

                                            By:

                                            /s/ Jian Xue
                                            ------------------------------------
                                            Jian Xue
                                            Chief Financial Officer
                                            (principal financial
                                            and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on May 5, 2009 in the capacities indicated.

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