Form 10-Q
period 2009-03-31
CHINA IVY SCHOOL, INC.
filed 2009-05-14
CIK 1130128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2009

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

Commission File Number:

                             CHINA IVY SCHOOL, INC.
           (Exact name of small business as specified in its charter)

             Nevada                                      98-0338263
  (State or other jurisdiction              (IRS Employer Identification Number)
of incorporation or organization)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Issuer had 3,082,500 shares of common stock outstanding as of May 11, 2009.

                                TABLE OF CONTENTS

                                                                        Page No.

      PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements........................ F-1

         Condensed Consolidated Balance Sheet as of March 31, 2009
         (unaudited) and December 31, 2008 ................................. F-2

         Condensed Consolidated Statement of Operations for the three months ended March 31, 2009 and 2008 (unaudited)................... F-3

         Condensed Consolidated Statement of Cash Flow for the three months ended March 31, 2009 (unaudited) and the year ended
         December 31, 2008 ................................................. F-4

         Notes to Condensed Consolidated Financial Statements (unaudited)... F-5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................... 3

Item 3   Quantitative and Qualitative Disclosures About Market Risk......... 5

Item 4T. Controls and Procedures............................................ 5

      PART II. OTHER INFORMATION

Item 1A  Risk Factors....................................................... 6

Item 2   Unregistered Sales of Equity Securities ........................... 7

Item 6.  Exhibits .......................................................... 7

SIGNATURES.................................................................. 8

Forward Looking Statements

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that a statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I--FINANCIAL INFORMATION

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            March 31,      December 31,
                                                                                              2009             2008
                                                                                          ------------     ------------
                                                                                           (Unaudited)
                                     ASSETS

Current Assets
   Cash and cash equivalents                                                              $     47,964     $     58,984
   Prepaid expenses                                                                             34,984            3,971
   Receivable from related party                                                             1,184,050               --
   Receivable from sale and leaseback of real property - related party                       1,643,827               --
                                                                                          ------------     ------------
           Total Current Assets                                                              2,910,825           62,955

Receivable from sale and leaseback of real property - related party                          4,086,467        6,026,246
Property, Plant and Equipment, net                                                           8,239,688        8,471,639
                                                                                          ------------     ------------
Total Assets                                                                              $ 15,236,980     $ 14,560,840
                                                                                          ============     ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued expenses                                                  $    582,910     $    938,120
   Payables to related parties                                                                 737,292          752,893
   Deferred revenue                                                                          1,947,171          930,100
   Bank borrowings                                                                          10,687,200       10,699,610
                                                                                          ------------     ------------
Total Current Liabilities                                                                   13,954,573       13,320,723
                                                                                          ------------     ------------

Total Liabilities                                                                           13,954,573       13,320,723
                                                                                          ------------     ------------

Stockholders' Equity
   Preferred Stock, $0.001 par value; 50,000,000 shares authorized,                                 --               --
     none issued and outstanding as of March 31, 2009 and December 31, 2008
   Common stock, $.001 par value, 100,000,000 shares authorized;
   3,082,500 shares issued and outstanding  as of March 31, 2009 and December 31, 2008           3,083            3,083
   Additional paid in capital                                                                4,302,907        4,302,907
   Statutory reserves                                                                          480,813          480,813
   Accumulated other comprehensive income                                                      752,478          754,008
   Retained deficit                                                                         (4,256,874)      (4,300,694)
                                                                                          ------------     ------------
   Total Stockholders' Equity                                                                1,282,407        1,240,117
                                                                                          ------------     ------------
Total Liabilities and Stockholders' Equity                                                $ 15,236,980     $ 14,560,840
                                                                                          ============     ============

  The accompanying notes are an integral part of these condensed consolidated financial statements

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
         FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

                                                                                                          2009            2008
                                                                                                      -----------     -----------
     Net revenue                                                                                      $ 1,487,382     $ 1,506,505
                                                                                                      -----------     -----------
     Operating expenses
         Depreciation and amortization                                                                    226,363         331,691
         General and administrative expenses                                                            1,175,243       1,130,274
                                                                                                      -----------     -----------
     Total operating expenses                                                                           1,401,606       1,461,965
                                                                                                      -----------     -----------

     Income from operations                                                                                85,776          44,540
                                                                                                      -----------     -----------
     Other (income) expense
         Interest income                                                                                     (131)             --
         Interest expense                                                                                 163,998         251,654
         Loss on sale of real property                                                                         --       5,215,187
         Accretion of discount on receivable from related party relating  to sale of real property       (121,911)        (24,251)
                                                                                                      -----------     -----------
     Total Other Expense                                                                                   41,956       5,442,590
                                                                                                      -----------     -----------

     Income (loss) from continuing operations                                                              43,820      (5,398,050)

     Loss from operations of discontinued entity                                                               --          (4,987)
                                                                                                      -----------     -----------
     Net income (loss)                                                                                     43,820      (5,403,037)

     Other comprehensive item
         Foreign currency translation adjustment                                                           (1,530)        138,087
                                                                                                      -----------     -----------

     Comprehensive income (loss)                                                                      $    42,290     $(5,264,950)
                                                                                                      ===========     ===========

     Basic and diluted net income (loss) per share from continuing operations                         $      0.01     $     (1.75)
                                                                                                      ===========     ===========
     Basic and diluted net income (loss) per share from operations of the discontinued entity         $        --     $     (0.00)
                                                                                                      ===========     ===========
     Basic and diluted net income (loss) per share                                                    $      0.01     $     (1.75)
                                                                                                      ===========     ===========
     Weighted average  number of  basic and diluted shares outstanding                                  3,082,500       3,082,500
                                                                                                      ===========     ===========

  The accompanying notes are an integral part of these condensed consolidated financials.

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
    FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED) AND THE YEAR ENDED
                               DECEMBER 31, 2008

                                                                                Accumulated
                                                  Common Stock      Additional     other                  Retained         Total
                                                Number of             Paid in  Comprehensive  Statutory   Earnings     Stockholders'
                                                  Shares   Amount     Capital      Income     Reserves    (Deficit)       Equity
                                                ---------  ------   ----------   ---------    --------   -----------    -----------
Balance December 31, 2007                       3,082,500  $3,083   $4,113,446   $ 500,352    $480,813   $   909,701    $ 6,007,395

Spinoff of Safe Cell Tab Inc. on July 31, 2008         --      --      189,461          --          --            --        189,461
Foreign currency translation adjustment                --      --           --     253,656          --            --        253,656
Net loss for the year ended December 31, 2008          --      --           --          --          --    (5,210,395)    (5,210,395)
                                                ---------  ------   ----------   ---------    --------   -----------    -----------
Balance December 31, 2008                       3,082,500  $3,083   $4,302,907   $ 754,008    $480,813   $(4,300,694)   $ 1,240,117
                                                ---------  ------   ----------   ---------    --------   -----------    -----------

Foreign currency translation adjustment
  (Unaudited)                                          --      --           --      (1,530)         --            --         (1,530)
Net income for the 3 months ended
  March 31, 2009 (Unaudited)                           --      --           --          --          --        43,820         43,820
                                                ---------  ------   ----------   ---------    --------   -----------    -----------
Balance March 31, 2009 (Unaudited)              3,082,500  $3,083   $4,302,907   $ 752,478    $480,813   $(4,256,874)   $ 1,282,407
                                                =========  ======   ==========   =========    ========   ===========    ===========

  The accompanying notes are an integral part of these condensed consolidated financials

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

                                                                                2009             2008
                                                                            ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                       $     43,820     $ (5,403,037)
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                                226,363          331,691
    Imputed rent and related expense                                             410,957           81,694
    Accretion of discount on receivable from related party                      (121,911)         (24,251)
    Loss on sale of real property                                                     --        5,215,187
    Loss from operations of discontinued entity                                       --            4,987
    Changes in operating assets and liabilities
       Decrease in other receivables                                                  --              221
       Increase in prepaid expenses                                              (31,013)         (28,932)
       (Decrease)/increase in accounts payable and accrued expenses             (296,582)         275,934
       Increase in deferred revenue                                            1,017,071        1,074,977
                                                                            ------------     ------------
    Net cash provided by operating activities from continuing operations       1,248,705        1,528,471
    Net cash used in operating activities of the discontinued entity                  --           (5,933)
                                                                            ------------     ------------
    Net cash provided by operating activities                                  1,248,705        1,522,538
                                                                            ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                                         (4,392)          (4,311)
                                                                            ------------     ------------
    Net cash used in investing activities from continuing operations              (4,392)          (4,311)
    Net cash provided by investing activities of the discontinued entity              --              437
                                                                            ------------     ------------
    Net cash used in investing activities                                         (4,392)          (3,874)
                                                                            ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayment of bank borrowings                                                      --         (698,850)
    Repayment of loans payable to and advances to related party               (1,297,607)      (1,455,478)
    Decrease in restricted cash secured for bank loans                                --          698,850
    Advances from related party                                                   40,185           21,042
                                                                            ------------     ------------
    Net cash used in financing activities from continuing operations          (1,257,422)      (1,434,436)
    Net cash provided by financing activities of the discontinued entity              --            5,497
                                                                            ------------     ------------
    Net cash used in financing activities                                     (1,257,422)      (1,428,939)
                                                                            ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                       2,089         (180,319)
                                                                            ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (11,020)         (90,594)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                      58,984          227,887
                                                                            ------------     ------------
CASH AND CASH EQUIVALENTS, ENDING BALANCE                                   $     47,964     $    137,293
                                                                            ============     ============

SUPPLEMENTAL DISCLOSURES:
    Income tax payments                                                     $         --     $         --
                                                                            ============     ============
    Interest payments                                                       $    163,998     $    251,654
                                                                            ============     ============
NON CASH TRANSACTIONS:
    Sale of real property in exchange for receivable from related party     $         --     $ 11,228,703
                                                                            ============     ============

  The accompanying notes are an integral part of these condensed consolidated financials.

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Going Concern

The financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of March 31, 2009 and December 31, 2008, the Company had cash of $47,964 and $58,984, respectively and negative working capital of $11,043,748 and $13,257,768, respectively. The Company had retained deficit of $4,256,874 and $4,300,694 as of March 31, 2009 and December 31, 2008,
respectively. These factors create substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009 and December 31, 2008 and the results of operations and cash flows for the three months ended March 31, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in our Form 10 -K filed April 15, 2009.

NOTE 3 - RECEIVABLE FROM RELATED PARTY

Minglong Industry Co. Ltd. ("Minglong") is one of the significant shareholders and is controlled by the chief executive officer of the Company. Receivable from related party in the amount of $1,184,050 as of March 31, 2009 represented the net amount advanced to Minglong (see Note 7). The receivable due from Minglong is interest free and due on demand.

NOTE 4 - RECEIVABLE FROM SALE AND LEASEBACK OF REAL PROPERTY - RELATED PARTY

On March 12, 2008 Blue Tassel School sold the Land Use Right of 91,993.32 square meters and twenty Buildings of 50,113.81 square meters to its former shareholder Minglong with the sales price of $5,563,692 and $10,405,554 respectively, totaling $15,969,247 (RMB 111,829,458). Blue Tassel School leased back the land use right and the buildings from Minglong from the date of sale.

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
                                                                   ============

For the three months ended March 31, 2009 and the year ended December 31, 2008, the receivable from sale and leaseback of real property - related party changed as follows:

Balance due from Minglong at March 12, 2008 in connection with the
  sale and leaseback of real property, noninterest bearing (discounted)            $ 11,228,703

    Amounts collected                                                                (7,681,172)
    Accretion of discount on receivable                                               2,280,191
    Foreign exchange translation adjustment                                             198,524
                                                                                   ------------
Balance at December 31, 2008                                                          6,026,246
    Amounts collected - three months ended March 31, 2009 (Unaudited)                  (410,957)
    Accretion of discount on receivable (Unaudited)                                     121,911
    Foreign exchange translation adjustment (Unaudited)                                  (6,906)
                                                                                   ------------
Balance at March 31, 2009 (Unaudited)                                                 5,730,294
Less: current portion (Unaudited)                                                     1,643,827
                                                                                   ------------
Receivable from sale and leaseback of real property - related party (Unaudited)    $  4,086,467
                                                                                   ============

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

As of March 31, 2009 and December 31, 2008, property, plant and equipment consist of the following:

                                                    March 31,      December 31,
                                                      2009             2008
                                                  ------------     ------------
                                                   (Unaudited)
Infrastructure and leasehold improvements         $ 11,052,677     $ 11,065,511
Educational equipment                                  548,155          544,394
Automobiles                                             28,814           28,848
                                                  ------------     ------------
Total property and equipment                        11,629,646       11,638,753
Accumulated depreciation                            (3,389,958)      (3,167,114)
                                                  ------------     ------------
Property and equipment, net                       $  8,239,688     $  8,471,639
                                                  ============     ============

The Company had depreciation expense of $226,363 and $331,691 for the three months ended March 31, 2009 and 2008, respectively.

NOTE 6 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company's accounts payable and accrued expenses as of March 31, 2009 and December 31, 2008 are summarized as follows:

                                                       March 31,    December 31,
                                                         2009           2008
                                                     -----------    -----------
                                                     (Unaudited)
Accounts payable                                     $   390,896    $   563,312
Accrued wages
                                                         106,029        109,903
Other accrued expenses
                                                          85,985        264,905
                                                     -----------    -----------
Total accounts payable and accrued expenses          $   582,910    $   938,120
                                                     ===========    ===========

NOTE 7 - PAYABLES TO RELATED PARTIES

Payables to related parties consist of the following:

                                                     December 31,   December 31,
                                                         2008           2008
                                                     -----------    -----------
                                                     (Unaudited)
Payable to Minglong                                  $        --    $    73,372
Payable to Chief Financial Officer                        58,560             --
Payable to Mr. Yongqi Zhu                                678,732        679,521
                                                     -----------    -----------
Total Payable to Related Parties                     $   737,292    $   752,893
                                                     ===========    ===========

Payable to Minglong in the amount of $73,372 as of December 31, 2008 represented the net balance of payments made by Minglong on behalf of the Company (see Note
3). The payable is interest free and due on demand.

Payable to Chief Financial Officer in the amount of $58,560 as of March 31, 2009 represented the net balance of loans from the Chief Financial Officer of the Company. The payable is interest free and due on demand. This payable was included in accounts payable and accrued expenses as of December 31, 2008.

Payable to Mr. Yongqi Zhu, the Chief Executive Officer of the Company, was $678,732 and 679,521 as of March 31, 2009 and December 31, 2008, respectively. The balance due to Mr. Zhu is interest free and due on demand.

NOTE 8 - DEFERRED REVENUE

The Company's revenue consists of tuition fees, accommodation fees and others. Those fees will usually be collected in advance at the beginning of a semester. Spring semester runs from February to July. Autumn semester runs from August to January. The Company will prorate the fees collected to applicable months during the semester and realize the revenue in the corresponding period and record unrealized fees collected as deferred income. As of March 31, 2009 and December 31, 2008, the deferred income totaled $1,947,171 and $930,100, respectively.

NOTE 9 - BANK BORROWINGS

The Company has borrowed $10,687,200 and $10,699,610 from two banks located in China under credit agreements as of March 31, 2009 and December 31, 2008, respectively. Borrowings under credit lines consist of the following:

                                                                 March 31,     December 31,
                                                                   2009           2008
                                                                -----------    -----------
Borrowings from Huaxia Bank Suzhou Branch
     Interest at 5.103% per annum, due by September 18, 2009    $ 6,002,400    $ 6,009,370
     Interest at 5.841% per annum, due by September 12, 2009      2,781,600      2,784,830
                                                                -----------    -----------
     Borrowings from Huaxia Bank Subtotal                         8,784,000      8,794,200
                                                                -----------    -----------

Borrowings from Jiangsu Dongwu Rural Commercial Bank
     Interest at 9.711% per annum, due by June 26, 2009             292,800        293,140
     Interest at 9.711% per annum, due by June 25, 2009           1,610,400      1,612,270
                                                                -----------    -----------
     Borrowings from Dongwu Rural Commercial Bank Subtotal        1,903,200      1,905,410
                                                                -----------    -----------

Total borrowings                                                 10,687,200     10,699,610
Current portion                                                  10,687,200     10,699,610
                                                                -----------    -----------
Long term portion                                               $        --    $        --
                                                                ===========    ===========

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

The loans of $2,781,600 and $2,784,830 as of March 31, 2009 and December 31, 2008, respectively, were secured by the land use right of Blue Tassel School. The loan of $6,002,400 and $6,009,370 as of March 31, 2009 and December 31, 2008, respectively, were secured by four buildings totaling 20,926.86 square meters of the School.

NOTE 10 - STATUTORY RESERVES

Statutory reserves consist of the following:

                                                       March 31,    December 31,
                                                         2009           2008
                                                     -----------    -----------
                                                     (Unaudited)
Statutory surplus reserve                            $   307,853    $   307,853
Statutory common welfare fund                            172,960        172,960
                                                     -----------    -----------
                                                     $   480,813    $   480,813
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

As an educational institution, the Blue Tassel School has an option not to make these appropriations. For the three months ended March 31, 2009 and the year ended December 31, 2008, the Company did not make any appropriations to the statutory reserves.

NOTE 11 - OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity at March 31, 2009 and December 31, 2008, are as follows:

                                                            Foreign Currency
                                                        Translation Adjustments
                                                        -----------------------
Balance at December 31, 2008                            $               754,008
  Change during three months ended March 31, 2009                        (1,530)
                                                        -----------------------
Balance at March 31, 2009 (Unaudited)                   $               752,478
                                                        =======================

NOTE 12 - RELATED PARTY TRANSACTIONS

During 2008, the Company received funds from and advanced funds to Mr. Yongqi Zhu, one of its significant shareholders and the Chief Executive Officer of the Company. As of December 31, 2008, the balance due to Mr. Zhu was $679,521, which was included in payables to related parties. The balance due to Mr. Zhu is interest free and due on demand. There was no activity between the Company and Mr. Zhu during the three months ended March 31, 2009. See note 7.

Minglong is a former shareholder of Blue Tassel School. It is controlled by Mr. Zhu, the chief executive officer of the Company. On March 12, 2008, the Company sold a 91,933 square meters land use right and twenty buildings of 50,114 square meters to Minglong. The Company leased back the land use right and buildings pursuant to a 10 year lease from Minglong at the date of sale. See note 4.

During 2008, the Company recorded rent expense of $1,296,466 to offset the scheduled amount due from related party in connection with the sale and leaseback of real property. Also, the Company received net cash inflow of $2,518,989 from Minglong. Also, Company expenses of $2,181,385 and consulting fees of $1,684,322 were paid by Minglong. The Company agreed to apply and treat the above items totaling $7,681,172 as collections of the receivable from related party in connection with the sale and lease back of real property. See note 4.

During the three months ended March 31, 2009, the Company advanced $1,297,607 cash to Minglong. Minglong paid expenses of $40,185 and $73,372 on behalf of China Ivy for the three months ended March 31, 2009 and year ended December 31, 2008, respectively. A netted amount of $1,184,050 was recorded under the caption "Receivable from Related Party" as of March 31, 2009. See note 3.

NOTE 13 - COMMITMENTS

Operating Lease Obligations

Blue Tassel School leases a land use right and 20 buildings located in Suzhou City Wuzhong Economy Development District from Minglong, the former shareholder of Blue Tassel School (Note 4). The term of the lease agreement is 10 years starting March 12, 2008. The lease is considered an operating lease. Rent expense and related maintenance expenses for the three months ended March 31, 2009 and the period March 12, 2008 to March 31, 2008 was $457,633 and $57,443,
respectively.

Aggregate minimum future lease payments under operating leases as of March 31, 2009 for each of the next five years and thereafter, are as follows:

Period ending    Minimum lease
  March 31,         payments
-------------    -------------
     2010        $   1,643,827
     2011            1,643,827
     2012            1,643,827
     2013            1,643,827
     2014            1,643,827
                 -------------
Total            $   8,219,135
                 =============

Consulting Agreements

In 2008, the Company engaged over 50 individuals (the "Consultants") to provide various education consulting services for the Company. The agreements for 2008 provided for the payment of minimum consulting fees to the Consultants totaling $1,684,332 (RMB 11,700,000) for the service period January 1, 2008 to December 31, 2008.

On June 13, 2008, the Company executed a 18 month consulting agreement with Beijing JP Investment Advisors Limited (the "Advisors"). For consideration of 30,000 RMB ($4,392) per month, the Advisors are to provide services related to business development, marketing research, and prospective acquisitions.

For the three months ended March 31, 2009 and 2008, consulting fees expense was $13,176 and $408,827, respectively.

NOTE 14 - DISCONTINUED OPERATIONS

On July 31, 2008, the Company spun off its wholly owned subsidiary Safe Cell (now named Cellteck Inc.) to its stockholders. Accordingly, the operating results of Safe Cell before the spinoff on July 31, 2008 is reported as discontinued operations in the accompanying condensed consolidated financial statements. The $189,461 negative stockholders' equity of Safe Cell at July 31, 2008 has been added to additional paid-in capital.

For the three months ended March 31, 2008, loss from operations of discontinued entity consisted of:

                                                                       March 31,
                                                                         2008
                                                                       -------
Sales, net                                                             $ 2,511
Cost of sales                                                               --
                                                                       -------
Gross profit                                                             2,511
Selling, general and administrative expenses                            (7,498)
                                                                       -------
Net Loss from operations of discontinued entity                        $(4,987)
                                                                       =======

NOTE 15 - SUBSEQUENT EVENTS

On March 6, 2009, the Company through Blue Tassel School signed and effected an agreement to acquire 90% of the issued and outstanding shares of capital stock of Youbang Human Resource Company ("YOUBANG"), a PRC corporation, in exchange for 20,000,000 shares of common stock of China Ivy, or approximately 86.6% of the issued and outstanding shares of common stock of China Ivy after the transaction. YOUBANG provides recruitment and contract labor services to businesses in the Su Zhou region of China.

After further investigation and due diligence, the Company and the YOUBANG Shareholders determined that the business interests of each were not served by the continued ownership of YOUBANG by the Company. On April 29, 2009, the Company entered into a Rescission Agreement (the "Rescission Agreement"), with each of the shareholders of YOUBANG. Pursuant to the Rescission Agreement the parties rescinded the Share Exchange Agreement which had closed on March 6, 2009 whereby the Company had acquired 90% of the outstanding shares of YOUBANG. The Company previously reported the entry into and closing of the Share Exchange Agreement in a Form 8-K dated March 9, 2009.

Consequently, the twenty million (20,000,000) shares of common stock which had been issued to the YOUBANG shareholders and certain other individuals have been cancelled and returned to the Company's treasury and the Company has returned to the shareholders of YOUBANG the 90% of the outstanding shares of YOUBANG the Company had acquired. As a result, the Company has not reflected the acquisition or any of YOUBANG's assets, liabilities, or operations in the accompanying condensed consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the "Report") and Form 10-K and Form 10-K/A filed on April 15, 2009 and May 5, 2009, respectively.

Results of Operations

Comparison of Results of Operations for the Three Months Ended March 31, 2009 and 2008

                                                        2009           2008
                                                     -----------    -----------
Revenue                                              $ 1,487,382    $ 1,506,505
                                                     -----------    -----------
Operating Expenses:
Teachers salaries and related expenses                   576,133        445,418
Professional and consulting fees                          46,523        408,827
Rental and related expenses                              457,633         57,443
Depreciation and amortization expenses                   226,363        331,691
Other general and administrative expenses                 94,954        218,586
                                                     -----------    -----------
Total Operating Expenses                               1,401,606      1,461,965
                                                     -----------    -----------
Income from operations                                    85,776         44,540
Other expenses, net                                       41,956      5,447,577
                                                     -----------    -----------
Net Income                                           $    43,820    $(5,403,037)
                                                     ===========    ===========

Net Revenue

Net revenue for the three months ended March 31, 2009 was $1,487,382, a decrease of $19,123, or approximately 1.3% compared to $1,506,505 for the three months ended March 31, 2008. The decrease of revenue was primarily attributable to a reduced number of students. Our current enrollment (as of March 31, 2009) was 1,855 students, a decrease of 192 students, or 9.4%, compared to an enrollment of 2,047 students as of March 31, 2008.

Operating Expenses

Operating expenses for the three months ended March 31, 2009 totaled $1,401,606, representing a decrease of $60,359, or 4% compared to $1,461,965 for the three months ended March 31, 2008. As a result, income from operations increased $41,236 to $85,776 from $44,540 for the three months ended March 31, 2009 and 2008, respectively.

The decrease in operating expenses was mainly due to a decrease in consulting expenses. In 2008, the Company engaged over 50 individuals to provide various education consulting services for the Company and incurred expenses of $408,827 during the first quarter of 2008. The consulting service contracts terminated on December 31, 2008 and have not been renewed in 2009. The increase in teacher salaries and related expenses was primarily due to year 2008 incentive pay recognized in 2009. The increase in rental and related expenses and decrease in depreciation expenses was due to the sale and leaseback of real property in March 2008.

Other Expenses, Net

The Company's other expenses, net consist of interest income and expense, loss on sale of real property and accrual of discount on receivables. The other expenses for the three months ended March 31, 2009 mainly resulted from the loss on sale and leaseback of real property to a related party (See Note 4 to Financial Statements). The loss represents the difference between the carrying value of the property sold and the fair value of the consideration received - i.e., the present value of future cash inflows (lease payments). The Company recorded a loss of $5,169,294 at the date of the transaction. The discount will be accreted in proportion to the payments received and will be recorded under the caption "accretion of discount" in the "Other Income" section. For the three months ended March 31, 2009 and 2008, the accretion of discount was $121,911 and $24,251, respectively. Interest expense was $163,998 and $251,654 for the quarter ended March 31, 2009 and 2008, respectively. The reduced interest expense resulted from reduced bank borrowings. Bank borrowings as of March 31, 2009 was $10,687,200 as compared to $14,280,000 as of March 31, 2008.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operational and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $47,964 and $58,984 at March 31, 2009 and December 31, 2008, respectively. The current assets totaled $2,910,825 and $62,955 at March 31, 2009 and December 31, 2008, respectively. The Company's total current liabilities were $13,954,573 and $13,320,723 at March 31, 2009 and December 31, 2008, respectively. Working capital deficit was $11,043,748 and $13,257,768 at March 31, 2009 and December 31, 2008, respectively.

Net cash provided by operating activities was $1,248,705 and $1,528,471 for the three months ended March 31, 2009 and 2008, respectively. The decrease in net cash provided by operating activities was a result of a decrease in our accounts payable and accrued expenses, as well as of decreased revenue for the comparable period.

During the three months ended March 31, 2009, repayment of bank borrowings was $0, compared to $698,850 during the same period of 2008. Net cash advanced or repaid to a related party was $1,297,607 and 1,455,478, for the three months ended March 31, 2009 and 2008, respectively.

Historically, operations, short term financing and the sale of our company stock have been sufficient to meet our cash needs. Our school is a reputable school in the City of Suzhou. We anticipate that tuition income will be relatively stable in the foreseeable future, and we believe that we will be able to generate enough cash to cover our daily operating needs in the next twelve months. We will focus our efforts on reducing operating costs, especially administrative expenses in the next twelve months. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of capital.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While many accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

General

The Company's Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company's revenue consists of tuition fees, donated tuition fees, accommodation fees and others. Those fees will usually be paid in advance at the beginning of a semester. The spring semester runs from February to July. The autumn semester runs from August to January. The Company will pro-rate the fees collected to applicable months during the semester and realize the revenue in the corresponding period and record unrealized fees collected as deferred income. As of March 31, 2009 and December 31, 2008, the deferred income totaled $1,947,171 and $930,100, respectively, which represents tuition fees applied to the future month of services.

Fair Value of Financial Instruments

In connection with the determination of the receivable from sale and leaseback of real property - related party (Note 4), the Company used the following assumptions to calculate the present value at the date of the transactions: (1) annual rent payments of $1,603,405; (2) term of ten years; (3) interest rate of 7% per annum.

Foreign Currency Translation

The consolidated financial statements of the Company are translated pursuant to SFAS No. 52, "Foreign Currency Translation." The Company's subsidiary, Blue Tassel School, is located and operated in China. The Chinese Yuan is the functional currency. The financial statements of Blue Tassel School are translated to U.S. dollars using period-end exchange rates (published by the Federal Reserve Bank) for assets and liabilities, and average exchange rates (published by the Federal Reserve Bank) for revenues, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders' equity. Transaction gains or losses arising from exchange rate fluctuation on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, our management, including our principal executive officer and our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures are not effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act, for the reasons set forth in the Company's Report on Form 10-K for the year ended December 31, 2008, although the efforts described therein to improve our disclosure controls and procedures are ongoing.

Management's Report on Internal Control over Financial Reporting

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Quarterly Report on Form 10-Q a report on management's assessment of the effectiveness of our internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. Based on that evaluation, Mr. Zhu and Mr. Xue concluded that as of March 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures, while improved, remained not effective to satisfy the objectives for which they were intended, for the reasons set forth in the Company's Report on Form 10-K for the year ended December 31, 2008.

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

Changes in Internal Controls over Financial Reporting.

During the quarterly period ending March 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties statements including but not limited to those discussed in "Risk Factors" in our Report on Form 10-K filed with the SEC on April 15, 2009. Such discussion is incorporated herein by reference.

Item 2. Unregistered Sales of Equity Securities

As discussed in Note 15 to the Financial Statements, on March 6, 2009, the Company, through its subsidiary Blue Tassel School, Inc., entered an agreement with the shareholders of Youbang Human Resource Company ("YOUBANG"), a PRC corporation, to acquire 90% of the issued and outstanding shares of YOUBANG's capital stock of in exchange for 20,000,000, or approximately 86.6%, of the issued and outstanding shares of common stock of the Company. YOUBANG provides recruitment and contract labor services to businesses in the Su Zhou region of China.

After further investigation and due diligence, the Company and the YOUBANG Shareholders determined that the business interests of each were not served by the continued ownership of YOUBANG by the Company. On April 29, 2009, the Company entered into a Rescission Agreement (the "Rescission Agreement"), with YOUBANG and each of the shareholders of YOUBANG. Pursuant to the Rescission Agreement the parties rescinded the March 6 Share Exchange Agreement. The Company previously reported the entry into and closing of the Share Exchange Agreement in a Form 8-K dated March 9, 2009, to which the Share Exchange Agreement was attached, incorporated herein by reference.

Consequently, the twenty million (20,000,000) shares of common stock which had been issued to the YOUBANG shareholders were cancelled and returned to the Company's treasury and the Company has returned to the shareholders of YOUBANG the 90% of the outstanding shares of YOUBANG the Company had acquired.. The Rescission Agreement was reported in an 8-K filed May 5, 2009, to which the Rescission agreement was attached as an exhibit, incorporated herein by reference.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.     Description of Exhibit

10.1        --  Share Exchange Agreement with Youbang Human Resources
                (Incorporated by reference to Registrant's Current Report on Form 8-K filed March 9, 2009).
10.2        --  Rescission Agreement (Incorporated by reference to Registrant's
                Current Report on Form 8-K filed May 4, 2009).
31.1        --  Certification of Chief Executive Officer pursuant to Rule
                13a-14(a) under the Securities Exchange Act of 1934.
31.2        --  Certification of Chief Financial Officer pursuant to Rule
                13a-14(a) under the Securities Exchange Act of 1934.
32.1        --  Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2        --  Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2009

                                CHINA IVY SCHOOL, INC.

                                By: /s/ Yongqi Zhu
                                    ----------------------------------
                                    Yongqi Zhu
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Jian Xue
                                    ----------------------------------
                                    Jian Xue
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.     Description of Exhibit

10.1        --  Share Exchange Agreement with Youbang Human Resources
                (Incorporated by reference to Registrant's Current Report on Form 8-K filed March 9, 2009).
10.2        --  Rescission Agreement (Incorporated by reference to Registrant's
                Current Report on Form 8-K filed May 4, 2009).
31.1        --  Certification of Chief Executive Officer pursuant to Rule
                13a-14(a) under the Securities Exchange Act of 1934.
31.2        --  Certification of Chief Financial Officer pursuant to Rule
                13a-14(a) under the Securities Exchange Act of 1934.
32.1        --  Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2        --  Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).