Form 10-Q
period 2009-06-30
CHINA IVY SCHOOL, INC.
filed 2009-08-11
CIK 1130128

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2009

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

Commission File Number: 000-50240

                             CHINA IVY SCHOOL, INC.
           (Exact name of small business as specified in its charter)

              Nevada                                      98-0534456
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Issuer had 3,082,500 shares of common stock outstanding as of August 10, 2009.

                                Table of Contents

PART I. FINANCIAL INFORMATION

                                                                            Page

Item 1.  Financial Statements............................................... F-1

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................  3

Item 3   Quantitative and Qualitative Disclosures About Market Risk.........  6

Item 4T. Controls and Procedures............................................  6

PART II. OTHER INFORMATION

Item 1A  Risk Factors.......................................................  7

Item 6.  Exhibits ..........................................................  7

SIGNATURES..................................................................  8

                           Forward Looking Statements

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that a statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in our Reports previously filed with the Securities and Exchange Commission. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. Readers should not place undue reliance on forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

                          PART I. FINANCIAL INFORMATION

Item 1.  CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Condensed Consolidated Balance Sheets
   as of June 30, 2009 (Unaudited) and December 31, 2008                     F-1

Condensed Consolidated Statements of Operations
   for the Three and Six Months ended June 30, 2009 and 2008 (Unaudited)     F-2

Condensed Consolidated Statements of Stockholders' Equity
   for the Six Months ended June 30, 2009 (Unaudited) and the Year ended
   December 31, 2008                                                         F-3

Condensed Consolidated Statements of Cash Flows
   for the Six Months ended June 30, 2009 and 2008 (Unaudited)               F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)             F-5

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                               June 30,       December 31,
                                                                                                 2009            2008
                                                                                             ------------     ------------
                                                                                             (Unaudited)
                                               ASSETS

Current Assets

   Cash and cash equivalents                                                                 $  1,745,148     $     58,984

   Prepaid expenses                                                                               150,904            3,971

   Receivable from related party                                                                  564,888               --

   Receivable from sale and leaseback of real property - related party                          1,222,195               --
                                                                                             ------------     ------------
           Total Current Assets                                                                 3,683,135           62,955

Receivable from sale and leaseback of real property - related party                             4,219,137        6,026,246

Property, Plant and Equipment, net                                                              8,014,837        8,471,639
                                                                                             ------------     ------------

Total Assets                                                                                 $ 15,917,109     $ 14,560,840
                                                                                             ============     ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

   Bank borrowings                                                                           $ 10,540,800     $ 10,699,610

   Convertible notes payable                                                                    1,560,000               --

   Accounts payable and accrued expenses                                                          338,330          938,120

   Payables to related parties                                                                    883,692          752,893

   Deferred revenue                                                                             1,213,619          930,100
                                                                                             ------------     ------------

Total Current Liabilities                                                                       4,536,441       13,320,723
                                                                                             ------------     ------------

Total Liabilities                                                                              14,536,441       13,320,723
                                                                                             ------------     ------------

Stockholders' Equity

   Preferred Stock, $0.001 par value; 50,000,000 shares authorized,
     none issued and outstanding as of June 30, 2009 and December 31, 2008                             --               --
   Common stock, $0.001 par value; 100,000,000 shares authorized,
     3,082,500 shares issued and outstanding  as of June 30, 2009 and December 31, 2008             3,083            3,083

   Additional paid in capital                                                                   4,302,907        4,302,907

   Statutory reserves                                                                             480,813          480,813

   Accumulated other comprehensive income                                                         754,564          754,008

   Retained deficit                                                                            (4,160,699)      (4,300,694)
                                                                                             ------------     ------------

   Total Stockholders' Equity                                                                   1,380,668        1,240,117
                                                                                             ------------     ------------
Total Liabilities and Stockholders' Equity                                                   $ 15,917,109     $ 14,560,840
                                                                                             ============     ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
      FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

                                                                Three Months Ended                       Six Months Ended
                                                                     June 30,                                June 30,
                                                        -----------------------------------     -----------------------------------
                                                              2009               2008                2009                2008
                                                        ---------------     ---------------     ---------------     ---------------
Net revenue                                             $     1,393,734     $     1,244,199     $     2,881,116     $     2,750,704
                                                        ---------------     ---------------     ---------------     ---------------

Operating expenses
   Depreciation and amortization                                225,898             354,119             452,261             685,810
   General and administrative expenses                        1,031,475           1,561,343           2,206,718           2,691,617
                                                        ---------------     ---------------     ---------------     ---------------
Total operating expenses                                      1,257,373           1,915,462           2,658,979           3,377,427
                                                        ---------------     ---------------     ---------------     ---------------

Income from operations                                          136,361            (671,263)            222,137            (626,723)
                                                        ---------------     ---------------     ---------------     ---------------

Other (income) expense

   Interest income                                                  (39)            (12,097)               (170)            (12,097)
   Interest expense                                             162,303             332,647             326,301             584,301

   Loss on sale of real property                                     --             (45,893)                 --           5,169,294
   Accretion of discount on receivable from
   related party relating  to sale of real
   property                                                    (122,078)           (887,439)           (243,989)           (911,690)
                                                        ---------------     ---------------     ---------------     ---------------
Total Other Expense                                              40,186            (612,782)             82,142           4,829,808
                                                        ---------------     ---------------     ---------------     ---------------

Income (loss) from continuing operations                         96,175             (58,481)            139,995          (5,456,531)

Loss from operations of discontinued entity                          --              (2,437)                 --              (7,424)
                                                        ---------------     ---------------     ---------------     ---------------

Net income (loss)                                                96,175             (60,918)            139,995          (5,463,955)

Other comprehensive item

   Foreign currency translation adjustment                        2,086             123,563                 556             261,650
                                                        ---------------     ---------------     ---------------     ---------------

Comprehensive income (loss)                             $        98,261     $        62,645     $       140,551     $    (5,202,305)
                                                        ===============     ===============     ===============     ===============

Basic net income (loss) per share:

Continuing operations                                   $          0.03     $         (0.02)    $          0.05     $         (1.77)

Operations of the discontinued entity                                --               (0.00)                 --               (0.00)
                                                        ---------------     ---------------     ---------------     ---------------

Total                                                   $          0.03     $         (0.02)    $          0.05     $         (1.77)
                                                        ===============     ===============     ===============     ===============

Diluted net income (loss) per share:

Continuing operations                                   $          0.03     $         (0.02)    $          0.04     $         (1.77)

Operations of the discontinued entity                                --               (0.00)                 --               (0.00)
                                                        ---------------     ---------------     ---------------     ---------------

Total                                                   $          0.03     $         (0.02)    $          0.04     $         (1.77)
                                                        ===============     ===============     ===============     ===============

Weighted average  number of  basic shares
outstanding                                                   3,082,500           3,082,500           3,082,500           3,082,500
                                                        ===============     ===============     ===============     ===============
Weighted average  number of diluted shares
outstanding                                                   3,296,786           3,082,500           3,190,235           3,082,500
                                                        ===============     ===============     ===============     ===============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED) AND
                        THE YEAR ENDED DECEMBER 31, 2008

                                                                          Accumulated
                                    Common Stock            Additional       other                       Retained          Total
                              Number of                      Paid in     Comprehensive    Statutory      Earnings      Stockholders'
                                Shares        Amount         Capital         Income       Reserves       (Deficit)         Equity
                             -----------    -----------    -----------    -----------    -----------    -----------     -----------
Balance December 31,
2007                           3,082,500    $     3,083    $ 4,113,446    $   500,352    $   480,813    $   909,701     $ 6,007,395

Spinoff of Safe Cell
Tab Inc. on July 31,
2008                                  --             --        189,461             --             --             --         189,461

Foreign currency
translation adjustment                --             --             --        253,656             --             --         253,656

Net loss for the year
ended December 31, 2008               --             --             --             --             --     (5,210,395)     (5,210,395)
                             -----------    -----------    -----------    -----------    -----------    -----------     -----------
Balance December 31,
2008                           3,082,500          3,083      4,302,907        754,008        480,813     (4,300,694)      1,240,117
                             -----------    -----------    -----------    -----------    -----------    -----------     -----------

Foreign currency
translation adjustment
(Unaudited)                           --             --             --            556             --             --             556
Net income for the six
months ended June 30,
2009 (Unaudited)                      --             --             --             --             --        139,995         139,995
                             -----------    -----------    -----------    -----------    -----------    -----------     -----------
Balance June 30, 2009
(Unaudited)                    3,082,500    $     3,083    $ 4,302,907    $   754,564    $   480,813    $(4,160,699)    $ 1,380,668
                             ===========    ===========    ===========    ===========    ===========    ===========     ===========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

                                                                                      2009             2008
                                                                                  ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                            $    139,995     $ (5,463,955)
     Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
     Depreciation and amortization                                                     452,261          685,810
     Imputed rent and related expense                                                  821,913          479,850
     Accretion of discount on receivable from related party                           (243,989)        (911,690)
     Loss on sale of real property                                                          --        5,169,294
     Loss from operations of discontinued entity                                            --            7,424
     Changes in operating assets and liabilities
        Decrease in other receivables                                                       --            2,057
        Increase in prepaid expenses                                                  (146,933)          (9,327)
        Decrease in accounts payable and accrued expenses                             (541,162)      (2,033,804)
        Increase in deferred revenue                                                   283,519          630,551
                                                                                  ------------     ------------
     Net cash provided by (used in) operating activities from continuing               765,604       (1,443,790)
     operations

     Net cash used in operating activities of the discontinued entity                       --           (8,171)
                                                                                  ------------     ------------
     Net cash provided by (used in) operating activities                               765,604       (1,451,961)
                                                                                  ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of property and equipment                                              (5,284)          (5,393)
                                                                                  ------------     ------------
     Net cash used in investing activities from continuing operations                   (5,284)          (5,393)
     Net cash provided by investing activities of the discontinued entity                   --              133
                                                                                  ------------     ------------
     Net cash used in investing activities                                              (5,284)          (5,260)
                                                                                  ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment of bank borrowings                                                   (1,903,200)        (992,880)
     Proceeds from bank borrowings                                                   1,756,800               --
     Proceeds from convertible notes                                                 1,560,000               --
     Repayment of loans payable to and advances to related party                      (638,260)              --
     Decrease in restricted cash secured for bank loans                                     --          709,200
     Advances from related party                                                       146,400        1,639,665
                                                                                  ------------     ------------
     Net cash provided by financing activities from continuing operations              921,740        1,355,985
     Net cash provided by financing activities of the discontinued entity                   --            8,039
                                                                                  ------------     ------------
     Net cash provided by financing activities                                         921,740        1,364,024
                                                                                  ------------     ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                             4,104            7,622
                                                                                  ------------     ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 1,686,164          (85,575)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE                                            58,984          227,887
                                                                                  ------------     ------------
CASH AND CASH EQUIVALENTS, ENDING BALANCE                                         $  1,745,148     $    142,312
                                                                                  ============     ============

SUPPLEMENTAL DISCLOSURES:
     Income tax payments                                                          $         --     $         --
                                                                                  ============     ============
     Interest payments                                                            $    326,301     $    584,301
                                                                                  ============     ============
NON CASH TRANSACTIONS:
     Sale of real property in exchange for receivable from related party          $         --     $ 11,228,703
                                                                                  ============     ============

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

Blue Tassel School was established on July 10, 2001 under the laws of the People's Republic of China ("PRC"). Blue Tassel School is an education center located in Suzhou city, accredited by the Jiangsu Province Educational committee as a boarding school comprising grades from kindergarten through senior school, including an international school. The five schools that comprise Blue Tassel School are kindergarten, primary school, junior high school, senior high school, and international school.

On July 31, 2008, the Company spun off its wholly owned subsidiary Safe Cell (now named Cellteck Inc.) to its stockholders. The distribution was completed on August 21, 2008. Accordingly, the operations of Safe Cell have been presented as "discontinued operations" in the accompanying condensed consolidated financial statements.

Effective January 14, 2009, the Company effectuated a 1 for 20 reverse stock split (thereby reducing the issued and outstanding shares from 61,650,001 shares to 3,082,500 shares). The financial statements have been retroactively adjusted to reflect this stock split.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of China Ivy and its subsidiaries Safe Cell, Brighter International, and Blue Tassel School (collectively, the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's reporting currency is the United States dollar.

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION (CONTINUED)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Going Concern

The financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of June 30, 2009 and December 31, 2008, the Company had cash of $1,745,148 and $58,984, respectively, and negative working capital of $10,853,306 and $13,257,768, respectively. The Company had retained deficit of $4,160,699 and $4,300,694 as of June 30, 2009 and December 31, 2008, respectively. These factors create substantial doubt as to the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the three and six months ended June 30, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six month period ended June 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in our Form 10-K filed April 15, 2009.

NOTE 3 - RECEIVABLE FROM RELATED PARTY

Minglong Industry Co. Ltd. ("Minglong") is one of the Company's significant shareholders and is controlled by the chief executive officer of the Company. The receivable from related party in the amount of $564,888 as of June 30, 2009 represented the net amount advanced to Minglong (see Note 13). The receivable due from Minglong is interest free and due on demand.

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

The lease payments equaled the total sales price of $15,969,247 (RMB 111,829,458). The leases approximated $3.40 (RMB 24) per square meter annually, totaling approximately $315,280 (RMB 2,207,840) per year for using the land and $35.60 (RMB 180) per square meter annually, totaling approximately $1,288,125 (RMB 9,020,486) per year for leasing the buildings. The total annual lease was to approximate $1,603,405 (RMB 11,228,326) until a total of approximately $15,969,247 (RMB 111,829,458) has been offset against the amount receivable from related party over the 10 year term of the lease.

The total receivable from related party on the date of sale and lease back was $11,228,703. This amount represented the present value of the future cash inflows (our lease payments) at the date of the transactions. Assumptions used for the present value calculation were: (1) annual rent payments of $1,603,405;
(2) term of ten years; (3) interest rate of 7% per annum.

The purpose of the sale and leaseback of the land use right and buildings was to comply with a new regulation from the government of Suzhou City, Jiangsu Province, China. According to the new regulation, "Public institutions like schools, kindergartens, hospitals etc., educational facilities and health facilities of social organizations and other lands for the use of other social welfare cannot be used as collateral for bank loans". As in 2007 the land use right and buildings were pledged for bank loans, the management of the Company decided to sell the land use right and buildings to Minglong and then lease back for the school use.

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
                                                                   ============

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4 - RECEIVABLE FROM SALE AND LEASEBACK OF REAL PROPERTY - RELATED PARTY (CONTINUED)

For the six months ended June 30, 2009 and the year ended December 31, 2008, the receivable from sale and leaseback of real property - related party changed as follows:

Balance due from Minglong at March 12, 2008 in connection with the
  sale and leaseback of real property, noninterest bearing (discounted)               $ 11,228,703

    Amounts collected                                                                   (7,681,172)
    Accretion of discount on receivable                                                  2,280,191
    Foreign exchange translation adjustment                                                198,524
                                                                                      ------------
Balance at December 31, 2008                                                             6,026,246
    Amounts collected - six months ended June 30, 2009 (Unaudited)                        (821,913)
    Accretion of discount on receivable (Unaudited)                                        243,989
    Foreign exchange translation adjustment (Unaudited)                                     (6,990)
                                                                                      ------------
Balance at June 30, 2009 (Unaudited)                                                     5,441,332
Less: current portion (Unaudited)                                                        1,222,195
                                                                                      ------------
Receivable from sale and leaseback of real property - related party (Unaudited)       $  4,219,137
                                                                                      ============

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

As of June 30, 2009 and December 31, 2008, property, plant and equipment consist of the following:

                                                    June 30,       December 31,
                                                      2009             2008
                                                  ------------     ------------
                                                  (Unaudited)
Infrastructure and leasehold improvements         $ 11,052,677     $ 11,065,511
Educational equipment                                  549,047          544,394
Automobiles                                             28,814           28,848
                                                  ------------     ------------
Total property and equipment                        11,630,538       11,638,753
Accumulated depreciation                            (3,615,701)      (3,167,114)
                                                  ------------     ------------
Property and equipment, net                       $  8,014,837     $  8,471,639
                                                  ============     ============

The Company had depreciation expense of $452,261 and $685,810 for the six months ended June 30, 2009 and 2008, respectively.

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - BANK BORROWINGS

The Company has borrowed $10,540,800 and $10,699,610 from two banks located in China under credit agreements as of June 30, 2009 and December 31, 2008, respectively. Borrowings under credit lines consist of the following:

                                                                         June 30,     December 31,
                                                                           2009           2008
                                                                       -----------    -----------
                                                                       (Unaudited)
Bank Borrowings
Borrowings from Huaxia Bank Suzhou Branch
     Interest at 5.103% per annum, due by September 18, 2009           $ 6,002,400    $ 6,009,370
     Interest at 5.841% per annum, due by September 12, 2009             2,781,600      2,784,830
                                                                       -----------    -----------
     Borrowings from Huaxia Bank Subtotal                                8,784,000      8,794,200
                                                                       -----------    -----------

Borrowings from Jiangsu Dongwu Rural Commercial Bank
     Interest at 9.711% per annum, due by June 26, 2009                         --        293,140
     Interest at 9.711% per annum, due by June 25, 2009                         --      1,612,270
     Interest at 6.903% per annum, due by June 5, 2010                     292,800             --
     Interest at 6.903% per annum, due by June 5, 2010                   1,464,000             --
                                                                       -----------    -----------
     Borrowings from Dongwu Rural Commercial Bank Subtotal               1,756,800      1,905,410
                                                                       -----------    -----------

Total borrowings                                                        10,540,800     10,699,610

Current portion                                                         10,540,800     10,699,610
                                                                       -----------    -----------
Long term portion                                                      $        --    $        --
                                                                       ===========    ===========

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank. The Company acquired a 2,000,000 RMB (approximately $292,800) credit line from June 17, 2008 to June 17, 2011. This credit line has collateralized a 234 square meter residential unit and 62 square meter land use right owned by Ti Yin and Yan Hong, the third party assigned by the bank.

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank. The Company acquired an 11,000,000 RMB (approximately $1,610,400) credit line from June 17, 2008 to June 17, 2011. This credit line is collateralized by a 477 square meter residential unit and 837 square meter land use right owned by the Chief Executive Officer of the Company.

The loans of $2,781,600 and $2,784,830 as of June 30, 2009 and December 31, 2008, respectively, were secured by the land use right of Blue Tassel School. The loan of $6,002,400 and $6,009,370 as of June 30, 2009 and December 31, 2008,
respectively, were secured by four buildings totaling 20,926.86 square meters of the School.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On June 30, 2009, the Company completed the sale of $1,560,000 principal amount of the Company's 6% Convertible Notes, due June 30, 2010 (the "Notes"). The Notes were sold to four related parties ($920,000 to the Company's chief executive officer, $448,000 to Minglong, and $192,000 to two other Company directors) outside the United States in a private transaction exempted from the registration requirements of the Securities Act of 1933 pursuant to Regulation
D. The Notes will accrue interest at the rate of 6% per annum and will mature on June 30, 2010. The Company may redeem the Notes at any time prior to maturity, in whole or in part. The four related parties paid an aggregate of $1,560,000 for their Notes.

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 - CONVERTIBLE NOTES PAYABLE (CONTINUED)

Holders of the Notes may at any time convert all or any portion of the principal amount of the Notes into shares of the Company's Common Stock at a conversion price, subject to adjustment, initially equal to eight cents ($0.08) per share. No interest shall be paid on any portion of a Note converted into Common Stock. Should the conversion price decrease or increase, the number of shares of Common Stock issuable upon conversion of the Notes shall be proportionately increased or decreased, as the case may be. In the event of default by the Company in its obligations under the Notes, Holders may, at their option, declare the principal of the Note and the interest accrued thereon to be immediately due and payable.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company's accounts payable and accrued expenses as of June 30, 2009 and December 31, 2008 are summarized as follows:

                                                        June 30,    December 31,
                                                          2009          2008
                                                      -----------   -----------
                                                      (Unaudited)

Accounts payable                                      $   206,700   $   563,312
Accrued wages                                             103,454       109,903
Other accrued expenses                                     28,176       264,905
                                                      -----------   -----------
Total accounts payable and accrued expenses           $   338,330   $   938,120
                                                      ===========   ===========

NOTE 9 - PAYABLES TO RELATED PARTIES

Payables to related parties consist of the following:

                                                        June 30,    December 31,
                                                          2009          2008
                                                      -----------   -----------
                                                      (Unaudited)

Payable to Minglong                                   $        --   $    73,372
Payable to Chief Financial Officer                        204,960            --
Payable to Mr. Yongqi Zhu                                 678,732       679,521
                                                      -----------   -----------
Total Payable to Related Parties                      $   883,692   $   752,893
                                                      ===========   ===========

Payable to Minglong in the amount of $73,372 as of December 31, 2008 represented the net balance of payments made by Minglong on behalf of the Company (see Note
3). The payable is interest free and due on demand.

Payable to Chief Financial Officer in the amount of $204,960 as of June 30, 2009 represented the net balance of loans from the Chief Financial Officer to the Company. The payable is interest free and due on demand. This payable was included in accounts payable and accrued expenses as of December 31, 2008.

Payable to Mr. Yongqi Zhu, the Chief Executive Officer of the Company, was $678,732 and 679,521 as of June 30, 2009 and December 31, 2008, respectively. The balance due to Mr. Zhu is interest free and due on demand.

NOTE 10 - DEFERRED REVENUE

The Company's revenue consists of tuition fees, accommodation fees and others. Those fees will usually be collected in advance at the beginning of a semester. Spring semester runs from February to July. Autumn semester runs from August to January. The Company will prorate the fees collected to applicable months during the semester and realize the revenue in the corresponding period and record unrealized fees collected as deferred income. As of June 30, 2009 and December 31, 2008, the deferred income totaled $1,213,619 and $930,100, respectively.

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 - STATUTORY RESERVES

Statutory reserves consist of the following:

                                                        June 30,    December 31,
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

As an educational institution, the Blue Tassel School has an option not to make these appropriations. For the six months ended June 30, 2009 and the year ended December 31, 2008, the Company did not make any appropriations to the statutory reserves.

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity at June 30, 2009 and December 31, 2008, are as follows:

                                                                   Foreign Currency
                                                               Translation Adjustments
                                                               -----------------------
Balance at December 31, 2008                                     $         754,008
Change during the six months ended June 30, 2009 (Unaudited)                   556
                                                                 -----------------
Balance at June 30, 2009 (Unaudited)                             $         754,564
                                                                 =================

NOTE 13 - RELATED PARTY TRANSACTIONS

During 2008, the Company received funds from and advanced funds to Mr. Yongqi Zhu, one of its significant shareholders and the Chief Executive Officer of the Company. As of December 31, 2008, the balance due to Mr. Zhu was $679,521, which was included in payables to related parties. The balance due to Mr. Zhu is interest free and due on demand. There was no activity between the Company and Mr. Zhu during the six months ended June 30, 2009. See note 9.

During 2009, the Company received $146,400 from Ms. Xue, Chief Financial Officer of the Company. As of June 30, 2009, the balance due to Ms. Xue was $204,960, which is interest free and due on demand. See note 9.

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 13 - RELATED PARTY TRANSACTIONS (CONTINUED)

Minglong is a former shareholder of Blue Tassel School. It is controlled by Mr. Zhu, the chief executive officer of the Company. On March 12, 2008, the Company sold a 91,993 square meters land use right and twenty buildings of 50,114 square meters to Minglong. The Company leased back the land use right and buildings pursuant to a 10 year lease from Minglong at the date of sale. See note 4.

During 2008, the Company recorded rent expense of $1,296,466 to offset the scheduled amount due from related party in connection with the sale and leaseback of real property. Also, the Company received net cash inflow of $2,518,999 from Minglong. Also, Company expenses of $2,181,385 and consulting fees of $1,684,322 were paid by Minglong. The Company agreed to apply and treat the above items totaling $7,681,172 as collections of the receivable from related party in connection with the sale and lease back of real property. See note 4.

During the six months ended June 30, 2009, the Company advanced net cash of $761,329 to Minglong. Minglong paid expenses of $123,069 and $73,372 on behalf of China Ivy during the six months ended June 30, 2009 and the year ended December 31, 2008, respectively. A netted amount of $564,888 was recorded under the caption "Receivable from Related Party" as of June 30, 2009. See note 3.

NOTE 14 - COMMITMENTS

Operating Lease Obligations

Blue Tassel School leases a land use right and 20 buildings located in Suzhou City Wuzhong Economy Development District from Minglong, the former shareholder of Blue Tassel School (Note 4). The term of the lease agreement is 10 years starting March 12, 2008. The lease is considered an operating lease. Rent expense and related maintenance expenses for the six months ended June 30, 2009 and the period March 12, 2008 to June 30, 2008 was $915,892 and $571,753,
respectively.

Aggregate minimum future lease payments under operating leases as of June 30, 2009 for each of the next five years are as follows:

         Period ending         Minimum lease
            June 30,             payments
         -------------         -------------
             2010                $ 1,643,827
             2011                  1,643,827
             2012                  1,643,827
             2013                  1,643,827
             2014                  1,643,827
                                 -----------
             Total               $ 8,219,135
                                 ===========

Consulting Agreements

In 2008, the Company engaged over 50 individuals (the "Consultants") to provide various education consulting services for the Company. The agreements for 2008 provided for the payment of minimum consulting fees to the Consultants totaling $1,684,332 (RMB 11,700,000) for the service period January 1, 2008 to December 31, 2008.

On June 13, 2008, the Company executed an 18 month consulting agreement with Beijing JP Investment Advisors Limited (the "Advisors"). For consideration of 30,000 RMB ($4,392) per month, the Advisors are to provide services related to business development, marketing research, and prospective acquisitions.

For the six months ended June 30, 2009 and 2008, consulting fees expense was $26,627 and $829,764, respectively.

                     CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
                     (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 - DISCONTINUED OPERATIONS

On July 31, 2008, the Company spun off its wholly owned subsidiary Safe Cell (now named Cellteck Inc.) to its stockholders. Accordingly, the operating results of Safe Cell before the spinoff on July 31, 2008 are reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements. The $189,461 negative stockholders' equity of Safe Cell at July 31, 2008 has been added to additional paid-in capital.

For the six months ended June 30, 2008, loss from operations of discontinued entity consisted of:

                                                            June 30,
                                                              2008
                                                          -----------

  Sales, net                                              $     5,705
  Cost of sales                                                  (252)
                                                          -----------
  Gross profit                                                  5,453
  Selling, general and administrative expenses                (12,877)
                                                          -----------
  Net loss from operations of discontinued entity         $    (7,424)
                                                          ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the "Report") and Form 10-K and Form 10-K/A filed on April 15, 2009 and May 5, 2009, respectively.

Results of Operations

Comparison of Results of Operations for the Three Months Ended June 30, 2009 and 2008

                                                        Three Months Ended
                                                              June 30,
                                                    ---------------------------
                                                       2009             2008
                                                    -----------     -----------
Net Revenue                                         $ 1,393,734     $ 1,244,199
                                                    -----------     -----------
Operating Expenses:
Teachers salaries and related expenses                  390,060         431,861
Professional and consulting fees                         44,952         492,887
Rental and related expenses                             458,259         514,310
Depreciation and amortization expenses                  225,898         345,119
Other general and administrative expenses               138,204         131,285
                                                    -----------     -----------
Total Operating Expenses                              1,257,373       1,915,462
                                                    -----------     -----------
Income (loss) from operations                           136,361        (671,263)
                                                    -----------     -----------

Interest expense, net                                  (162,264)       (320,550)
Gain (loss) on sale of real property                         --          45,893
Accretion of discount on leaseback receivable           122,078         887,439
                                                    -----------     -----------
Other (expenses) Income, net                            (40,186)        612,782
                                                    -----------     -----------
Income (loss) from continuing operations            $    96,175     $   (58,481)
                                                    ===========     ===========

Net Revenue

Net revenue for the three months ended June 30, 2009 was $1,393,734, an increase of $149,535, or approximately 12% compared to $1,244,199 for the three months ended June 30, 2008. The increase of revenue was primarily attributable to an increase in tuition and higher RMB exchange rates during 2009.

Operating Expenses

Operating expenses for the three months ended June 30, 2009 totaled $1,257,373, representing a decrease of $658,089, or 34% compared to $1,915,462 for the three months ended June 30, 2008. As a result, we had income of $136,361 from operations for the three months ended June 30, 2009, compared to a loss of $671,263 from operations for the three months ended June 30, 2008.

The decrease in operating expenses was mainly due to a decrease in consulting expenses. In 2008, the Company engaged over 50 individuals to provide various education consulting services for the Company and incurred expenses of $408,827 during the three months ended June 30, 2008. The consulting service contracts terminated on December 31, 2008 and have not been renewed in 2009. The decrease in depreciation and amortization expense was due to the sale and leaseback of real property in March 2008.

Other Expenses, Net

The Company's interest expense, net consists of interest income and expense. The interest expense, net for the three months ended June 30, 2009, was $162,264 a decrease of $158,286 as compared to $320,550 for the three months ended June 30, 2008. The reduced interest expense resulted from reduced bank borrowings. Bank borrowings were $10,540,800 as of June 30, 2009 as compared to $13,568,700 as of June 30, 2008.

The accretion of discount on the leaseback receivable represents a recovery of loss on the sale and leaseback of real property to a related party (See Note 4 to Financial Statements). The loss was the difference between the carrying value of the property sold and the fair value of the consideration received - i.e., the present value of future cash inflows (lease payments). The Company recorded a loss of $5,169,294 at the date of the transaction. The discount will be accreted in proportion to the payments received and will be recorded under the caption "accretion of discount" in the "Other Income" section. For the three months ended June 30, 2009 and 2008, the accretion of discount was $122,078 and $887,439, respectively.

Comparison of Results of Operations for the Six Months Ended June 30, 2009 and 2008

                                                         Six Months Ended
                                                             June 30,
                                                    ---------------------------
                                                       2009            2008
                                                    -----------     -----------
Net Revenue                                         $ 2,881,116     $ 2,750,704
                                                    -----------     -----------
Operating Expenses:
Teachers salaries and related expenses                  966,193         877,279
Professional and consulting fees                         91,475         901,714
Rental and related expenses                             915,892         571,753
Depreciation and amortization expenses                  452,261         685,810
Other general and administrative expenses               233,158         340,871
                                                    -----------     -----------
Total Operating Expenses                              2,658,979       3,377,427
                                                    -----------     -----------
Income (loss) from operations                           222,137        (626,723)
                                                    -----------     -----------

Interest expense, net                                  (326,131)       (572,204)
Gain (loss) on sale of real property                         --      (5,169,294)
Accretion of discount on leaseback receivable           243,989         911,690
                                                    -----------     -----------
Other (expenses) Income, net                            (82,142)     (4,829,808)
                                                    -----------     -----------
Income (loss) from continuing operations            $   139,995     $(5,456,531)
                                                    ===========     ===========

Net Revenue

Net revenue for the six months ended June 30, 2009 was $2,881,116, an increase of $130,412, or approximately 5% compared to $2,750,704 for the six months ended June 30, 2008. The increase of revenue was primarily attributable to an increase in tuition and higher RMB exchange rates during 2009.

Operating Expenses

Operating expenses for the six months ended June 30, 2009 totaled $2,658,979, representing a decrease of $718,448, or 21% compared to $3,377,427 for the six months ended June 30, 2008. As a result, we had income of $222,137 from operations for the six months ended June 30, 2009, compared to a loss of $626,723 from operations for the six months ended June 30, 2008.

The decrease in operating expenses was mainly due to a decrease in consulting expenses. In 2008, the Company engaged over 50 individuals to provide various education consulting services for the Company and incurred expenses of $829,764 during the six months ended June 30, 2008. The consulting service contracts terminated on December 31, 2008 and have not been renewed in 2009. The increase in teacher salaries and related expenses was primarily due to year 2008 incentive pay recognized in the first quarter of 2009. The increase in rental and related expenses and decrease in depreciation and amortization expense was due to the sale and leaseback of real property in March 2008.

Other Expenses, Net

The Company's interest expense, net consists of interest income and expense. The interest expense, net for the six months ended June 30, 2009, was $326,131 a decrease of $246,073 as compared to $572,204 for the six months ended June 30, 2008. The reduced interest expense resulted from reduced bank borrowings. Bank borrowings were $10,540,800 as of June 30, 2009 as compared to $13,568,700 as of June 30, 2008.

The accretion of discount on the leaseback receivable represents a recovery of loss on the sale and leaseback of real property to a related party (See Note 4 to Financial Statements). The loss was the difference between the carrying value of the property sold and the fair value of the consideration received - i.e., the present value of future cash inflows (lease payments). The Company recorded a loss of $5,169,294 at the date of the transaction. The discount will be accreted in proportion to the payments received and will be recorded under the caption "accretion of discount" in the "Other Income" section. For the six months ended June 30, 2009 and 2008, the accretion of discount was $243,989 and $911,690, respectively.

Liquidity and Capital Resources

Operational and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $1,745,148 and $58,984 at June 30, 2009 and December 31, 2008, respectively. The current assets totaled $3,683,135 and $62,955 at June 30, 2009 and December 31, 2008, respectively. The Company's total current liabilities were $14,536,441 and $13,320,723 at June 30, 2009 and December 31, 2008, respectively. Working capital deficit was $10,853,306 and $13,257,768 at June 30, 2009 and December 31, 2008, respectively.

Net cash provided by operating activities was $765,604 for the six months ended June 30, 2009. Net cash used in operating activities was $1,451,961 for the six months ended June 30, 2008. The improvement resulted largely from the $1,492,642 decrease in accounts payable and accrued expenses in 2009 compared to 2008. During the six months ended June 30, 2009, net repayment of bank borrowings was $146,400, compared to $992,800 during the same period of 2008. Net cash repaid to related parties in the six months ended June 30, 2009, was $491,860, compared to net advances from related parties of $1,639,665 during the six months ended June 30, 2008. To supplement its working capital in June 2009 the Company sold $1,560,000 in principal amount of its convertible promissory notes for $1,560,000. The terms of the notes are described in Note 3 to the Financial Statements.


Historically, operations, short term financing and the sale of our company stock have been sufficient to meet our cash needs. Our school is a reputable school in the City of Suzhou. We anticipate that tuition income will be relatively stable in the foreseeable future, and we believe that we will be able to generate enough cash to cover our daily operating needs in the next twelve months. We will focus continually our efforts on reducing operating costs, especially administrative expenses in the next twelve months. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of capital.

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

Revenue Recognition

The Company's revenue consists of tuition fees, donated tuition fees, accommodation fees and others. Those fees will usually be paid in advance at the beginning of a semester. The spring semester runs from February to July. The autumn semester runs from August to January. The Company will pro-rate the fees collected to applicable months during the semester and realize the revenue in the corresponding period and record unrealized fees collected as deferred income. As of June 30, 2009 and December 31, 2008, the deferred income totaled $1,213,619 and $930,100, respectively, which represents tuition fees applied to the future month of services.

Fair Value of Financial Instruments

In connection with the determination of the receivable from sale and leaseback of real property - related party (Note 4), the Company used the following assumptions to calculate the present value at the date of the transactions: (1) annual rent payments of $1,603,405; (2) term of ten years; (3) interest rate of 7% per annum.

Foreign Currency Translation

The consolidated financial statements of the Company are translated pursuant to SFAS No. 52, "Foreign Currency Translation." The Company's subsidiary, Blue Tassel School, is located and operated in China. The Chinese Yuan is the functional currency. The financial statements of Blue Tassel School are translated to U.S. dollars using period-end exchange rates (published by the Federal Reserve Bank) for assets and liabilities, and average exchange rates (published by the Federal Reserve Bank) for revenues, costs and expenses. Translation adjustments are recorded in accumulated other comprehensive income as a component of stockholders' equity. Transaction gains or losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

Off-Balance Sheet Arrangements

We have never entered into any off-balance sheet financing arrangements and have never established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4T. Controls and Procedures.

(a) We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-15(e). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and our chief financial officer have concluded that our disclosure controls and procedures are not effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act, for the reasons set forth in the Company's Report on Form 10-K for the year ended December 31, 2008, although the efforts described therein to improve our disclosure controls and procedures are ongoing. We believe that the additional costs necessary to correct the deficiencies in our disclosure controls and procedures and our financial controls will not be significant and we intend to correct all deficiencies prior to the end of the current fiscal year.

(b) Changes in Internal Controls over Financial Reporting.

During the quarterly period ended June 30, 2009, there have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties, including but not limited to those discussed in "Risk Factors" in our Report on Form 10-K filed with the SEC on April 15, 2009. Such discussion is incorporated herein by reference.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.      Description of Exhibit
-----------      ----------------------

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 10, 2009

                                CHINA IVY SCHOOL, INC.


                                By: /s/ Yongqi Zhu
                                    --------------------------------------------
                                    Yongqi Zhu
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Jian Xue
                                    --------------------------------------------
                                    Jian Xue
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.      Description of Exhibit
-----------      ----------------------

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.