Form 10-Q
period 2009-09-30
CHINA IVY SCHOOL, INC.
filed 2009-11-13
CIK 1130128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission File Number: 000-50240

CHINA IVY SCHOOL, INC.
(Exact name of small business as specified in its charter)

Nevada	98-0534456
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The Issuer had 3,082,500 shares of common stock outstanding as of November 10, 2009.

Table of Contents

PART I. FINANCIAL INFORMATION

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

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

INDEX TO FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	F-1

Condensed Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2009 and 2008 (Unaudited)	F-2

Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months ended September 30, 2009 (Unaudited) and the Year ended December 31, 2008	F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2009 and 2008 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5 - F-13

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$94,399	$58,984
Prepaid expenses	176,278	3,971
Receivable from related party	4,250,446	-
Receivable from sale and leaseback of real property - related party	1,156,639	-
Total Current Assets	5,677,762	62,955

Receivable from sale and leaseback of real property - related party	3,999,250	6,026,246
Property, Plant and Equipment, net	7,805,961	8,471,639
Total Assets	$17,482,973	$14,560,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Bank borrowings	$10,548,000	$10,699,610
Convertible notes payable	1,560,000	-
Accounts payable and accrued expenses	934,876	938,120
Payables to related parties	884,296	752,893
Deferred revenue	2,564,468	930,100
Total Current Liabilities	16,491,640	13,320,723

Total Liabilities	16,491,640	13,320,723

Stockholders' Equity
Preferred Stock, $0.001 par value; 50,000,000 shares authorized, none issued and outstanding as of September 30, 2009 and December 31, 2008	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 3,082,500 shares issued and outstanding as of September 30, 2009 and December 31, 2008	3,083	3,083
Additional paid in capital	4,302,907	4,302,907
Statutory reserves	480,813	480,813
Accumulated other comprehensive income	756,507	754,008
Retained deficit	(4,551,977)	(4,300,694)
Total Stockholders' Equity	991,333	1,240,117
Total Liabilities and Stockholders' Equity	$17,482,973	$14,560,840

The accompanying notes are an integral part of these unadited condensed consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net revenue	$1,652,292	$1,684,385	$4,533,408	$4,435,089

Operating expenses
Depreciation and amortization	225,642	230,142	677,903	915,952
General and administrative expenses	1,752,961	1,767,278	3,959,679	4,458,895
Total operating expenses	1,978,603	1,997,420	4,637,582	5,374,847

Loss from operations	(326,311)	(313,035)	(104,174)	(939,758)

Other (income) expense
Interest income	(621)	(901)	(791)	(12,998)
Interest expense	187,582	217,620	513,883	801,921
Loss on sale of real property	-	-	-	5,169,294
Accretion of discount on receivable from related party relating to sale of real property	(121,994)	(583,961)	(365,983)	(1,495,651)
Total Other (Income) Expense	64,967	(367,242)	147,109	4,462,566

Income (loss) from continuing operations	(391,278)	54,207	(251,283)	(5,402,324)

Income (loss) from operations of discontinued entity	-	198	-	(7,226)

Net income (loss)	(391,278)	54,405	(251,283)	(5,409,550)

Other comprehensive item
Foreign currency translation adjustment	4,090	(11,039)	556	250,611

Comprehensive income (loss)	$(387,188)	$43,366	$(250,727)	$(5,158,939)

Basic and diluted net income (loss) per share:
Continuing operations	$(0.13)	$0.02	$(0.08)	$(1.75)
Operations of the discontinued entity	$-	$0.00	$-	$(0.00)
Total	$(0.13)	$0.02	$(0.08)	$(1.75)

Weighted average number of basic and diluted shares outstanding	3,082,500	3,082,500	3,082,500	3,082,500

The accompanying notes are an integral part of these unadited condensed consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2008

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated other Comprehensive Income	Statutory Reserves	Retained Earnings (Deficit)	Total Stockholders' Equity
Balance December 31, 2007	3,082,500	$3,083	$4,113,446	$500,352	$480,813	$909,701	$6,007,395

Spinoff of Safe Cell Tab Inc. on July 31, 2008	-	-	189,461	-	-	-	189,461
Foreign currency translation adjustment	-	-	-	253,656	-	-	253,656
Net loss for the year ended December 31, 2008	-	-	-	-	-	(5,210,395)	(5,210,395)
Balance December 31, 2008	3,082,500	3,083	4,302,907	754,008	480,813	(4,300,694)	1,240,117

Foreign currency translation adjustment (Unaudited)	-	-	-	2,499	-	-	2,499
Net loss for the nine months ended September 30, 2009 (Unaudited)	-	-	-	-	-	(251,283)	(251,283)
Balance September 30, 2009 (Unaudited)	3,082,500	$3,083	$4,302,907	$756,507	$480,813	$(4,551,977)	$991,333

The accompanying notes are an integral part of these unadited condensed consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(251,283)	$(5,409,550)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	677,903	915,952
Imputed rent and related expense	1,232,870	1,000,435
Accretion of discount on receivable from related party	(365,983)	(1,495,651)
Loss on sale of real property	-	5,169,294
Loss from operations of discontinued entity	-	7,226
Changes in operating assets and liabilities
Increase in other receivables	-	(12,554)
Increase in prepaid expenses	(172,307)	(42,254)
Increase (decrease) in accounts payable and accrued expenses	55,384	(995,335)
Increase in deferred revenue	1,634,368	1,710,065
Net cash provided by (used in) operating activities from continuing operations	2,810,952	847,628
Net cash used in operating activities of the discontinued entity	-	(8,260)
Net cash provided by (used in) operating activities	2,810,952	839,368

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(16,733)	(7,773)
Net cash used in investing activities from continuing operations	(16,733)	(7,773)
Net cash provided by investing activities of the discontinued entity	-	-
Net cash used in investing activities	(16,733)	(7,773)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank borrowings	(1,904,500)	(3,644,060)
Proceeds from bank borrowings	1,758,000	-
Proceeds from convertible notes	1,560,000	-
Repayment of loans payable to and advances to related party	(4,323,818)	-
Decrease in restricted cash secured for bank loans	-	685,500
Advances from related party	146,500	1,845,094
Net cash provided by financing activities from continuing operations	(2,763,818)	(1,113,466)
Net cash provided by financing activities of the discontinued entity	-	7,716
Net cash provided by financing activities	(2,763,818)	(1,105,750)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	5,014	93,101
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,415	(181,054)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	58,984	227,887
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$94,399	$46,833

SUPPLEMENTAL DISCLOSURES:
Income tax payments	$-	$-
Interest payments	$474,758	$801,921
NON CASH TRANSACTIONS:
Sale of real property in exchange for receivable from related party	$-	$11,228,703
Spinoff of Safe Cell Tab, Inc.	$-	$189,461

The accompanying notes are an integral part of these unadited condensed consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
 (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization

China Ivy School, Inc. (formerly Claremont Technologies Corp.) (“China Ivy") was incorporated on September 14, 1999 under the laws of the State of Nevada. China Ivy acquired a wholly owned subsidiary Safe Cell Tab Inc. ("Safe Cell") on August 22, 2003. Safe Cell was incorporated on May 9, 1996 under the laws of the Province of British Columbia, Canada and engaged in distributing Wi-Fi License and Mobius disposable cell phones.

On October 12, 2006, China Ivy and the shareholders of Brighter International Limited (“Brighter International”) entered into a Share Exchange Agreement in which China Ivy acquired 100% of Brighter International's outstanding common stock. Under the Share Exchange Agreement, the shareholders of Brighter International received 2,762,500 newly issued common shares of the company. This acquisition was accounted for as a reverse acquisition since after the acquisition, the former shareholders of Brighter International held a majority of the outstanding shares of China Ivy. The financial statements of the legal acquirer were not significant.

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

Blue Tassel School was established on July 10, 2001 under the laws of the People’s Republic of China (“PRC”). Blue Tassel School is an education center located in Suzhou city, accredited by the Jiangsu Province Educational committee as a boarding school comprising grades from kindergarten through senior school, including an international school. The five schools that comprise Blue Tassel School are kindergarten, primary school, junior high school, senior high school, and international school.

On July 31, 2008, the Company spun off its wholly owned subsidiary Safe Cell (now named Cellteck Inc.) to its stockholders. The distribution was completed on August 21, 2008. Accordingly, the operations of Safe Cell have been presented as "discontinued operations” in the accompanying condensed consolidated financial statements.

Effective January 14, 2009, the Company effectuated a 1 for 20 reverse stock split (thereby reducing the issued and outstanding shares from 61,650,001 shares to 3,082,500 shares). The financial statements have been retroactively adjusted to reflect this stock split.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of China Ivy and its subsidiaries Safe Cell, Brighter International, and Blue Tassel School (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Going Concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of September 30, 2009 and December 31, 2008, the Company had cash of $94,399 and $58,984, respectively, and negative working capital of $10,813,878 and $13,257,768, respectively. The Company had retained deficit of $4,551,977 and $4,300,694 as of September 30, 2009 and December 31, 2008, respectively. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the three and nine months ended September 30, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine month period ended September 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009. The balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2008 included in our Form 10 –K filed April 15, 2009.

NOTE 3 - RECEIVABLE FROM RELATED PARTY

Minglong Industry Co. Ltd. (“Minglong”) is one of the Company’s significant shareholders and is controlled by the chief executive officer of the Company. Receivable from related party in the amount of $4,250,446 as of September 30, 2009 represented the net amount advanced to Minglong (see Note 13). The receivable due from Minglong is interest free and due on demand.

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
of $1,603,405 until repaid (discounted at 7% interest rate)	$11,228,703
Effect of change in exchange rate	45,893
Net carrying value of land use right and buildings
(less $113,057 foreign exchange translation adjustment)	(16,443,890)
Loss on sale of real property	$(5,169,294)

For the nine months ended September 30, 2009 and the year ended December 31, 2008, the receivable from sale and leaseback of real property – related party changed as follows:

Balance due from Minglong at March 12, 2008 in connection with the
sale and leaseback of real property, noninterest bearing (discounted)	$11,228,703

Amounts collected	(7,681,172)
Accretion of discount on receivable	2,280,191
Foreign exchange translation adjustment	198,524
Balance at December 31, 2008	6,026,246
Amounts collected - nine months ended September 30, 2009 (Unaudited)	(1,232,870)
Accretion of discount on receivable (Unaudited)	365,983
Foreign exchange translation adjustment (Unaudited)	(3,470)
Balance at September 30, 2009 (Unaudited)	5,155,889
Less: current portion (Unaudited)	1,156,639
Receivable from sale and leaseback of real property - related party (Unaudited)	$3,999,250

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
 (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2009 and December 31, 2008, property, plant and equipment consist of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Infrastructure and leasehold improvements	$11,060,227	$11,065,511
Educational equipment	560,867	544,394
Automobiles	28,834	28,848
Total property and equipment	11,649,928	11,638,753
Accumulated depreciation	(3,843,967)	(3,167,114)
Property and equipment, net	$7,805,961	$8,471,639

The Company had depreciation expense of $677,903 and $915,952 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE 6 - BANK BORROWINGS

The Company has borrowed $10,548,000 and $10,699,610 from two banks located in China under credit agreements as of September 30, 2009 and December 31, 2008, respectively. Borrowings under credit lines consist of the following:

	September 30,	December 31,
	2009	2008
Bank Borrowings	(Unaudited)
Borrowings from Huaxia Bank Suzhou Branch
Interest at 5.103% per annum, due by September 18, 2009	$-	$6,009,370
Interest at 5.841% per annum, due by September 12, 2009	-	2,784,830
Interest at 5.841% per annum, due by November 18, 2009	2,197,500	-
Interest at 5.841% per annum, due by October 28, 2009	2,783,500	-
Interest at 5.346% per annum, due by November 18, 2009	3,809,000	-
Borrowings from Huaxia Bank Subtotal	8,790,000	8,794,200

Borrowings from Jiangsu Dongwu Rural Commercial Bank
Interest at 9.711% per annum, due by June 26, 2009	-	293,140
Interest at 9.711% per annum, due by June 25, 2009	-	1,612,270
Interest at 6.903% per annum, due by June 5, 2010	293,000	-
Interest at 6.903% per annum, due by June 5, 2010	1,465,000	-
Borrowings from Dongwu Rural Commercial Bank Subtotal	1,758,000	1,905,410

Total borrowings	10,548,000	10,699,610
Current portion	10,548,000	10,699,610
Long term portion	$-	$-

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank.  The Company acquired a 2,000,000 RMB (approximately $293,000) credit line from June 17, 2008 to June 17, 2011. This credit line has collateralized a 234 square meter residential unit and 62 square meter land use right owned by Ti Yin and Yan Hong, the third party assigned by the bank.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
 (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6 - BANK BORROWINGS (Continued)

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank.  The Company acquired a 11,000,000 RMB (approximately $1,611,500) credit line from June 17, 2008 to June 17, 2011. This credit line has collateralized a 477 square meter residential unit and 837 square meter land use right owned by the Chief Executive Officer of the Company. As of September 30, 2009, the Company borrowed 10,000,000 RMB ($1,465,000).

The loans of $2,783,500 and $2,784,830 as of September 30, 2009 and December 31, 2008, respectively, are secured by the land use right of Blue Tassel School. The loans of $6,006,500 and $6,009,370 as of September 30, 2009 and December 31, 2008, respectively, are secured by four buildings totaling 20,926.86 square meters of the School.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On June 30, 2009, the Company completed the sale of $1,560,000 principal amount of the Company's 6% Convertible Notes, due June 30, 2010 (the "Notes"). The Notes were sold to four related parties ($920,000 to the Company’s chief executive officer, $448,000 to Minglong, and $192,000 to two other Company directors) outside the United States in a private transaction exempted from the registration requirements of the Securities Act of 1933 pursuant to Regulation D. The Notes will accrue interest at the rate of 6% per annum and will mature on June 30, 2010. The Company may redeem the Notes at any time prior to maturity, in whole or in part. The four related parties paid an aggregate of $1,560,000 for their Notes.

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

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company's accounts payable and accrued expenses as of June 30, 2009 and December 31, 2008 are summarized as follows:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Accounts payable	$288,148	$563,312
Accrued wages	546,413	109,903
Other accrued expenses	100,315	264,905
Total accounts payable and accrued expenses	$934,876	$938,120

On September 30, 2009, the Company authorized bonuses totaling $439,200 to six managers, including the Chief Executive Officer and Chief Financial Officer of the Company, for their past services to the Company. The bonuses were accrued in September 2009, paid in October 2009, and are included above under the section “accrued wages”.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
 (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 9 - PAYABLES TO RELATED PARTIES

Payables to related parties consist of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Payable to Minglong	$-	$73,372
Payable to Chief Financial Officer	205,100	-
Payable to Mr. Yongqi Zhu	679,196	679,521

Total Payable to Related Parties	$884,296	$752,893

Payable to Minglong in the amount of $73,372 as of December 31, 2008 represented the net balance of payments made by Minglong on behalf of the Company (see Note 3). The payable was interest free and due on demand.

Payable to Chief Financial Officer in the amount of $205,100 as of September 30, 2009 represented the net balance of loans from the Chief Financial Officer of the Company. The payable is interest free and due on demand. $58,628 of this payable was included in accounts payable and accrued expenses as of December 31, 2008.

Payable to Mr. Yongqi Zhu, the Chief Executive Officer of the Company, was $679,196 and $679,521 as of September 30, 2009 and December 31, 2008, respectively. The balance due to Mr. Zhu is interest free and due on demand.

NOTE 10 - DEFERRED REVENUE

The Company’s revenue consists of tuition fees, accommodation fees and others. Those fees will usually be collected in advance at the beginning of a semester. Spring semester runs from February to July. Autumn semester runs from August to January. The Company prorates the fees collected to applicable months during the semester, recognizes revenue in the corresponding periods and records unrecognized fees collected as deferred income. As of September 30, 2009 and December 31, 2008, the deferred income totaled $2,564,468 and $930,100, respectively.

NOTE 11 - STATUTORY RESERVES

Statutory reserves consist of the following:

	September 30,	December 31,
	2009	2008
	(Unaudited)
Statutory surplus reserve	$307,853	$307,853
Statutory common welfare fund	172,960	172,960
Total	$480,813	$480,813

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

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
 (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 11 - STATUTORY RESERVES (Continued)

As an educational institution, the Blue Tassel School has an option not to make these appropriations. For the nine months ended September 30, 2009 and the year ended December 31, 2008, the Company did not make any appropriations to the statutory reserves.

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity at September 30, 2009 and December 31, 2008, are as follows:

Foreign Currency Translation Adjustments
Balance at December 31, 2008	$754,008
Change during the nine months ended September 30, 2009 (Unaudited)	2,499

Balance at September 30, 2009 (Unaudited)	$756,507

NOTE 13 - RELATED PARTY TRANSACTIONS

During 2008, the Company received funds from and advanced funds to Mr. Yongqi Zhu, one of its significant shareholders and the Chief Executive Officer of the Company. As of September 30, 2009 and December 31, 2008, the balance due to Mr. Zhu was $679,196 and $679,521, respectively, which was included in payables to related parties. The balance due to Mr. Zhu is interest free and due on demand. There was no activity between the Company and Mr. Zhu during the nine months ended September 30, 2009. See note 9.

During 2009, the Company received $146,500 from Ms. Xue, Chief Financial Officer of the Company. As of September 30, 2009, the balance due to Ms. Xue was $205,100, which is interest free and due on demand. See note 9.

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

During the nine months ended September 30, 2009, the Company advanced net cash of $4,480,552 to Minglong. Minglong paid expenses of $156,734 and $73,372 on behalf of China Ivy during the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively. A netted amount of $4,250,446 was recorded under the caption “Receivable from Related Party” as of September 30, 2009.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
 (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 14 - COMMITMENTS

Operating Lease Obligations

Blue Tassel School leases a land use right and 20 buildings located in Suzhou City Wuzhong Economy Development District from Minglong, the former shareholder of Blue Tassel School (Note 4). The term of the lease agreement is 10 years starting March 12, 2008. The lease is considered an operating lease. Rent expense and related maintenance expenses for the nine months ended September 30, 2009 and the period March 12, 2008 to September 30, 2008 was $1,373,838 and $1,000,435, respectively.

Aggregate minimum future lease payments under operating leases as of September 30, 2009 for each of the next five years  and thereafter are as follows:

Period ending September 30,	Minimum lease payments
2010	$1,644,949
2011	1,644,949
2012	1,644,949
2013	1,644,949
2014	1,644,949
Thereafter	5,688,782

Total	$13,913,527

Consulting Agreements

In  2008, the Company engaged over 50 individuals (the “Consultants”) to provide various education consulting services for the Company. The agreements for 2008 provided for the payment of minimum consulting fees to the Consultants totaling $1,684,332 (RMB 11,700,000) for the service period January 1, 2008 to December 31, 2008.

On June 13, 2008, the Company executed an 18 month consulting agreement with Beijing JP Investment Advisors Limited (the “Advisors”). For consideration of 30,000 RMB ($4,392) per month, the Advisors are to provide services related to business development, marketing research, and prospective acquisitions.

For the nine months ended September 30, 2009 and 2008, consulting fees expense was $39,699 and $1,305,560, respectively.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
 (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 15 - DISCONTINUED OPERATIONS

On July 31, 2008, the Company spun off its wholly owned subsidiary Safe Cell (now named Cellteck Inc.) to its stockholders. Accordingly, the operating results of Safe Cell before the spinoff on July 31, 2008 are reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements. The $189,461 negative stockholders’ equity of Safe Cell at July 31, 2008 has been added to additional paid-in capital.

For the nine months ended September 30, 2008, loss from operations of discontinued entity consisted of:

September 30,
2008

Sales, net	$6,771
Cost of sales	-
Gross profit	6,771
Selling, general and administrative expenses	(13,997)
Net loss from operations of discontinued entity	$(7,226)

NOTE 16 – SUBSEQUENT EVENT

On October 28, 2009, the Company repaid $2,783,500 (19,000,000 RMB) borrowing from Huaxia Bank due October 28, 2009. On October 30, 2009, the Company received a $2,637,000 (18,000,000 RMB) borrowing from Hauxia Bank.  The new loan bears interest at 5.841% per annum and is due by October 30, 2010.

The Company has evaluated subsequent events through the date of filing of this Form 10-Q and has determined that there were no other subsequent events to recognize or disclose in these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”) and Form 10-K and Form 10-K/A filed on April 15, 2009 and May 5, 2009, respectively.

Results of Operations

Comparison of Results of Operations for the Three Months Ended September 30, 2009 and 2008

	Three Months Ended
	September 30,
	2009	2008

Net Revenue	$1,652,292	$1,684,385
Operating Expenses:
Salaries and related expenses	782,967	529,302
Professional and consulting fees	48,176	425,409
Rental and related expenses	457,946	457,477
Depreciation and amortization expenses	225,642	230,142
Other general and administrative expenses	463,872	355,090
Total Operating Expenses	1,978,603	1,997,420
Loss from operations	(326,311)	(313,035)

Interest expense, net	(186,961)	(216,719)
Accretion of discount on leaseback receivable	121,994	583,961
Other (expenses) income, net	(64,967)	367,242
(Loss) income from continuing operations	$(391,278)	$54,207

Net Revenue

Net revenue for the three months ended September 30, 2009 was $1,652,292, a decrease of $32,093, or 2%, compared to $1,684,385 for the three months ended September 30, 2008. Our current enrollment (as of September 30, 2009) was 1,810 students, a decrease of 79 students, or 4%, compared to an enrollment of 1,889 students as of September 30, 2008. Consequently, tuition income was reduced by $119,067. During the same comparable periods, our kindergarten and dormitory income increased $86,971, which partially offset the impact of decreased tuition income.

Operating Expenses

Operating expenses for the three months ended September 30, 2009 totaled $1,978,603, a decrease of $18,817 compared to $1,997,420 for the three months ended September 30, 2008. During the third quarter of 2009, we accrued $439,200 bonus expense, which resulted in an increase of $253,665 of salaries and related expenses during the three month ended September 30, 2009 as compared to the same period of 2008.  The consulting expense was $13,176 during the third quarter of 2009, a decrease of $412,233 as compared to $425,409 for the three months ended September 30, 2008. In 2008, the Company engaged over 50 individuals to provide various education consulting services for the Company and incurred expenses of $408,827 during the three months ended September 30, 2008. The consulting service contracts terminated on December 31, 2008 and have not been renewed in 2009.

Other Expenses, Net

The Company’s interest expense, net consists of interest income and expense. The interest expense, net for the three months ended September 30, 2009 was $186,961 a decrease of $29,758 as compared to $216,719 for the three months ended September 30, 2008. The reduced interest expense resulted from slightly reduced interest rates and reduced bank borrowings. Bank borrowings were $10,548,000 as of September 30, 2009 as compared to $10,751,440 as of September 30, 2008.

The accretion of discount on leaseback receivable represents a recovery of loss on the sale and leaseback of real property to a related party (See Note 4 to Financial Statements). The loss was the difference between the carrying value of the property sold and the fair value of the consideration received – i.e., the present value of future cash inflows (lease payments). The Company recorded a loss of $5,169,294 at the date of the transaction. The discount is accreted in proportion to the payments received and is recorded under the caption “accretion of discount” in the “Other Income” section. For the three months ended September 30, 2009 and 2008, the accretion of discount was $121,994 and $583,961, respectively.

Comparison of Results of Operations for the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended
	September 30,
	2009	2008

Net Revenue	$4,533,408	$4,435,089
Operating Expenses:
Salaries and related expenses	1,749,160	1,374,540
Professional and consulting fees	139,651	1,359,930
Rental and related expenses	1,326,816	1,024,101
Depreciation and amortization expenses	677,903	915,952
Other general and administrative expenses	744,052	700,324
Total Operating Expenses	4,637,582	5,374,847
(Loss) income from operations	(104,174)	(939,758)

Interest expense, net	(513,092)	(788,923)
Loss on sale of real property	-	(5,169,294)
Accretion of discount on leaseback receivable	365,983	1,495,651
Other expenses, net	(147,109)	(4,462,566)
Loss from continuing operations	$(251,283)	$(5,402,324)

Net Revenue

Net revenue for the nine months ended September 30, 2009 was $4,533,408, an increase of $98,319, or 2%, compared to $4,435,089 for the nine months ended September 30, 2008. The increase primarily resulted from the increase of kindergarten and dormitory income during the comparable periods.

Operating Expenses

Operating expenses for the nine months ended September 30, 2009 totaled $4,637,582, a decrease of $737,265 compared to $5,374,847 for the nine months ended September 30, 2008. During the third quarter of 2009, we accrued $439,200 bonus expense, which resulted in an increase of $374,620 of salaries and related expenses during the nine month ended September 30, 2009 as compared to the same period of 2008.  The decrease in operating expenses was mainly due to a decrease in consulting expenses. The consulting expense was $39,699 for the nine months ended September 30, 2009, a decrease of $1,265,861 as compared to $1,305,560 for the nine months ended September 30, 2008. In 2008, the Company engaged over 50 individuals to provide various education consulting services for the Company and incurred expenses of $1,270,929 during the nine months ended September 30, 2008. The consulting service contracts terminated on December 31, 2008 and have not been renewed in 2009. The increase in rental and related expenses and decrease in depreciation and amortization expense was due to the sale and leaseback of real property in March 2008.

Other Expenses, Net

The Company’s interest expense, net consists of interest income and expense. The interest expense, net for the nine months ended September 30, 2009 was $513,092, a decrease of $275,831 as compared to $788,923 for the nine months ended September 30, 2008. The reduced interest expense resulted from slightly reduced interest rates and reduced bank borrowings. Bank borrowings average balance for the nine months ended September 30, 2009 were $10,623,805 as compared to an average borrowings balance of $12,573,470 for the nine months ended September 30, 2008.

The accretion of discount on leaseback receivable represents a recovery of loss on the sale and leaseback of real property to a related party (See Note 4 to Financial Statements). The loss was the difference between the carrying value of the property sold and the fair value of the consideration received – i.e., the present value of future cash inflows (lease payments). The Company recorded a loss of $5,169,294 at the date of the transaction. The discount is accreted in proportion to the payments received and is recorded under the caption “accretion of discount” in the “Other Income” section. For the nine months ended September 30, 2009 and 2008, the accretion of discount was $365,983 and $1,495,651, respectively.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operational and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $94,399 and $58,984 at September 30, 2009 and December 31, 2008, respectively.  The current assets totaled $5,677,762 and $62,955 at September 30, 2009 and December 31, 2008, respectively. The Company's total current liabilities were $16,491,640 and $13,320,723 at September 30, 2009 and December 31, 2008, respectively. Working capital deficit was $10,813,878 and $13,257,768 at September 30, 2009 and December 31, 2008, respectively.

Net cash provided by operating activities was $2,810,952 and $839,368 for the nine months ended September 30, 2009 and 2008, respectively. The improvement resulted from the $835,584 reduced loss from operations and the $1,050,719 reduced decrease in accounts payable and accrued expenses during nine months ended September 30, 2009 as compared to the same period of 2008.

During the nine months ended September 30, 2009, net repayment of bank borrowings was $146,400, compared to $3,644,060 during the same period of 2008. Net cash repaid and advanced to related parties was $4,177,318 during the nine months ended September 30, 2009, compared to net advances from related parties of $1,845,094 during the nine months ended September 30, 2008. Net proceeds from convertible notes were $1,560,000 during the nine months ended September 30, 2009.

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

General

The Company’s Consolidated Financial Statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP), which require management to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Board of Directors. Management believes that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company’s revenue consists of tuition fees, donated tuition fees, accommodation fees and others. Those fees will usually be paid in advance at the beginning of a semester. The spring semester runs from February to July. The autumn semester runs from August to January. The Company prorates the fees collected to applicable months during the semester, recognizes revenue in the corresponding period and records unrecognized fees collected as deferred income. As of September 30, 2009 and December 31, 2008, the deferred income totaled $2,564,468 and $930,100, respectively, which represents tuition fees applied to the future months of services.

Fair Value of Financial Instruments

In connection with the determination of the receivable from sale and leaseback of real property – related party (Note 4), the Company used the following assumptions to calculate the present value at the date of the transactions: (1) annual rent payments of $1,603,405; (2) term of ten years; (3) interest rate of 7% per annum.

Foreign Currency Translation

The consolidated financial statements of the Company are translated pursuant to Accounting Standard Codification (“ASC”) 830, “Foreign Currency Matters.” The Company’s subsidiary, Blue Tassel School, is located and operated in China. The Chinese Yuan is the functional currency. The financial statements of Blue Tassel School are translated to U.S. dollars using period-end exchange rates (published by the Federal Reserve Bank) for assets and liabilities, and average exchange rates (published by the Federal Reserve Bank) for revenues, costs and expenses. Translation adjustments are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains or losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

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

(b) Changes in Internal Controls over Financial Reporting.

During the quarterly period ended September 30, 2009, there have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties, including but not limited to those discussed in "Risk Factors" in our Report on Form 10-K and Form 10-K/A filed on April 15, 2009 and May 5, 2009, respectively. Such discussion is incorporated herein by reference.

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

Dated: November 13, 2009

CHINA IVY SCHOOL, INC.

By:	/s/ Yongqi Zhu
Yongqi Zhu
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Jian Xue
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