Form 10-K
period 2009-12-31
CHINA IVY SCHOOL, INC.
filed 2010-04-01
CIK 1130128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number
000-50240

China Ivy School, Inc.
(Exact name of registrant as specified in its charter)

Nevada	98-0534456
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1 Suhua Road, Shiji Jinrong Building Suite 801,
Suzhou Industrial Park, Jiangsu Province, 215020, P.R. China
(Address of Principal Executive Offices) (Zip Code)

86-512-6762-5632
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	Not applicable

Securities registered pursuant to section 12(g) of the Act:

Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $28,069.46 based upon a closing sale price of $0.021 on May 26, 2009, the last reported trade prior to June 30, 2009, as reported by Bloomberg Finance.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 31, 2010, the registrant had outstanding 22,582,541 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE: None

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

PART I

Item 1. Business.

Introduction

We operate an educational facility under the name "Blue Tassel School" which provides a comprehensive curriculum required by the government of the People’s Republic of China, supplemented by a broad range of elective courses which may be chosen from by our students. To the present date, we have only operated within the People's Republic of China. As used in this report, the terms "we," "our," "Company" and "China Ivy Schools" refers to China Ivy Schools, Inc. and its wholly-owned subsidiaries. All information in this report gives effect to a 1 for 20 reverse stock split effected in December 2008.

The Company's functional currency is the Renminbi, which had an average exchange rate of $0.14396 and $0.14475during fiscal year 2008 and 2009, respectively.

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

The BTS International School has 15 foreign teachers with international teacher certification. They are primarily responsible for the teaching of English. BTS has built a cooperative relationship with other schools located in the United Kingdom, Australia, New Zealand and Hong Kong. The BTS International School has established preparatory classes with the BATH ACADEMY located in the United Kingdom, as the BLUE TASSEL-BATH ACADEMY. BTS has also established a program for exchange students, providing long- and short-term study abroad programs, exchange of teachers, sharing of resources, and collaboration of courses. The BTS Kindergarten has 3 classes for children aged 2-6 years, and has developed appropriate learning programs for such students which include art, music and musical instruments performance, dance, skating, and computer programming. In order to develop the potential abilities of its students, BTS provides diverse options for its students.

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

BTS possesses facilities for teaching, learning, living, extracurricular activities and health care purposes. Such facilities are at the vanguard of our educational platform, including a Chinese-English library, e-reading room, computer lab, multi-functional network system, varieties of labs for group study and experimental use, halls for music rehearsal and scholarly presentations. In addition to academic facilities, BTS also has tennis courts, gyms, and other athletic facilities, as well as student apartments.

As of December 31, 2009, there were 1,810students enrolled at BTS. Our educational facilities are located in the city of Suzhou, in Jiangsu Province on the eastern coast of China. We are within two hours driving distance of Shanghai.

Our Corporate History

The Company was incorporated on September 14, 1999, in and under the laws of the state of Nevada. At the time of our incorporation we were engaged in the business of developing an internet computer software program known as Clear Switch, a program that processes submission of internet web page information to major internet search engines. We suspended these efforts due to our insufficient cash flow and inability to obtain financing to conduct further development of this software program.

On October 12, 2006 (the "Effective Date"), the Company entered into and consummated a Share Exchange Agreement with Brighter International Limited ("BIL"), Blue Tassel School ("BTS"), and the shareholders of BIL (the "BIL Shareholders"), pursuant to which the Company acquired BIL in exchange for the issuance of 2,762,500 shares of the Company’s common stock to the BIL Shareholders (the "Share Exchange Transaction"), which was divided proportionally among the BIL Shareholders in accordance with their respective ownership interests in BIL immediately before the completion of the Share Exchange Transaction.

As a result of the Share Exchange Transaction, a change of control of the Company occurred as of the Effective Date. Prior to the Effective Date, the controlling shareholder of Company was Xu Zuqiang, who held approximately 80% of the then issued and outstanding shares of Common Stock of the Company. As of the Effective Date, the BIL Shareholders became the controlling shareholders of the Company, owning in the aggregate 98% of the issued and outstanding shares of Common Stock of the Company as of the Effective Date. Yongqi Zhu ("Zhu"), the Company's present Chairman and Chief Executive Officer acquired 1,745,900 shares of the Common Stock of the Company. After giving effect to the Share Exchange Transaction, Zhu held 56.7% of the then-issued and outstanding shares of the Common Stock of the Company.

Prior to the closing of the Share Exchange Transaction, Zuqiang had been Chief Executive Officer, Chief Financial Officer, and sole director of the Company. Effective upon the filing and distribution of such documents as required under the Securities Exchange Act of 1934, as amended, and the expiration of all applicable grace periods, which occurred on November 12, 2006, Zhu (who prior to the Share Exchange Transaction was a shareholder of BIL), Qian Gao, Yipeng Lu, Fugeng Xia and Haiming Zhang were appointed, and Zuqiang resigned from, the Board of Directors of the Company and from his positions as Chief Executive Officer and Chief Financial Officer of the Company.

Competition

Our principal competitors in the education sector in our region are

•	Suzhou Foreign Language School(Kindergarten to Senior high)

•	Suzhou Zhenhua School(Junior High)

•	Suzhou Pingjiang School(Junior High)

Also competing with us are the public schools in our region, examples of which are:

•	Suzhou Middle School

•	Wuxi Guanghua School.

Government Regulation

We are responsible for compliance with all laws relevant to education within the country, as administered by the Ministry of Education of the People’s Republic of China. These include, in pertinent part, the Education Law of the People's Republic of China, Higher Education Laws of the People's Republic of China, and the Vocational Education Laws of the People’s Republic of China. Standards of teacher qualification, facilities management and suitability, student assessment and program content are among the most important of the areas which are specified in these regulations.

Because of our arrangements with the Bath Academy, as well as with educational institutions in Hong Kong, Australia, and New Zealand, we are also regulated by the Ministry's Department of International Cooperation and Exchanges.

Item 1A. Risk Factors.

You should consider carefully each of the following business and investment risk factors and all of the other information in this report. If any of the following risks and uncertainties develop into actual events, the business, financial condition or results of our operations could be materially adversely affected. If that happens, the trading price of our shares of common stock could decline significantly. The risk factors below contain forward-looking statements regarding our business. Actual results could differ materially from those set forth in the forward-looking statements. See "Special Note Regarding Forward-Looking Information."

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

We are dependent on Mr. Yongqi Zhu, our chairman and chief executive officer. The loss of his services could materially harm our business because of the cost and time necessary to retain and train a replacement. Such a loss would also divert management attention away from operational issues. We do not have key-man term life insurance on Mr. Zhu.

Our inability to successfully manage the growth of our business may have a material adverse effect on our business, results of operations and financial condition.

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

Our management is comprised almost entirely of individuals residing in the PRC with very limited English skills.

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

Our short operating history and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results. Furthermore, our revenues and operating results may fluctuate in the future due to a number of factors, including the following:

•	the success of identifying and completing mergers and acquisitions;
•	reduced demand for our educational services;
•	difficulty in keeping current with changing technologies;
•	increased or uneven expenses, whether related to sales and marketing or administration;
•	deferral of recognition of our revenue in accordance with applicable accounting principles due to the time required to complete the academic year; and
•	costs related to possible acquisitions of technology or other educational facilities.

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

Because our principal assets are located outside of the United States and all of our directors and executive officers reside outside of the United States, it may be difficult for you to enforce your rights based on the United States Federal securities laws against us and our officers and directors in the United States or to enforce judgments of United States courts against us or them in the People's Republic of China.

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

- Economic Reform Issues

Although the Chinese government owns the majority of productive assets in China, during the past several years the government has implemented economic reform measures that emphasize decentralization and encourage private economic activity. Because these economic reform measures may be inconsistent or ineffectual, we are unable to assure you that:

•	We will be able to capitalize on economic reforms;
•	The Chinese government will continue its pursuit of economic reform policies;
•	The economic policies, even if pursued, will be successful;
•	Economic policies will not be significantly altered from time to time; and
•	Business operations in China will not become subject to the risk of nationalization.

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

The field of education in the PRC has drawbacks that the same industry does not have within the United States. For instance:

•      In China, insurance coverage is a relatively new concept compared to that of the United States and for certain aspects of a business operation, insurance coverage is restricted or expensive. Workers compensation for employees in the PRC may be unavailable or, if available, insufficient to adequately cover such employees.

•      The laws and regulations in the PRC set various standards regulating certain aspects of health and environmental quality, including, in some cases, the environment in which educational activities and teaching facilities may be located, or what methods, procedures or substances may be used in the conduct of certain classes. Violation of those standards could result in a temporary or permanent restriction by the PRC of our operations.

We cannot assure you that we will be able to adequately address any of these or other limitations.

Our earnings and, therefore our profitability, may be affected by price volatility.

We anticipate that the majority of our future revenues will be derived from providing educational services, and, as a result, our earnings are directly related to the prices of these services. There are many factors influencing the price of these services including expectations for inflation; regional demand and our ability to meet it; political and economic conditions; and labor costs. These factors are beyond our control and are impossible for us to predict. As a result, price changes may adversely affect our operating results.

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

Risks Relating to our Common Stock and our Status as a Public Company

Since our chairman and chief executive officer owns a majority of our outstanding of common stock, and together with our other directors and officers and another stockholder in the aggregate own over 94% of our outstanding shares, you will not have the ability to determine the outcome of matters requiring stockholder approval.

Yongqi Zhu, our chairman and chief executive officer, beneficially owns approximately 56% of the outstanding shares of our common stock. In addition, another beneficial owner owns more than 26% of our outstanding shares of common stock and other officers and directors in the aggregate own approximately 12% of our common stock. As a result of this concentration of ownership, you and our other stockholders, acting alone, do not have the ability to determine the outcome of matters requiring stockholder approval, including the election of our directors or significant corporate transactions. In addition, this concentration of ownership, which is not subject to any voting restrictions, may discourage or thwart efforts by third parties to take-over or effect a change in control of our company that may be desirable for you and are other stockholders, and may limit the price that investors are willing to pay for our common stock.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management, and commencing in 2011 our independent registered public accounting firm, to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if our accountants later identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

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

We may issue shares of our capital stock or debt securities to complete an acquisition, which would reduce the equity interest of our stockholders or subject our company to risks upon default.

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

As of March 31, 2010, we had outstanding 22,582,541 shares of common stock. There are a limited number of holders of our common stock. Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The number of our shares available for sale pursuant to registration statements or Rule 144 is very large relative to the trading volume of our shares. Any attempt to sell a substantial number of our shares could severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could also depress the trading price of our common stock.

Our business may be adversely affected by conditions in the financial markets and economic conditions generally.

Changes in economic conditions worldwide and particularly in China make it difficult for us to accurately forecast and plan future business requirements, and could cause us to slow or reduce our business activities. Furthermore, during challenging economic times, we may face issues gaining timely access to financing or capital infusion, which could result in an impairment of our ability to continue our business activities. We cannot predict the timing, strength or duration of any economic slowdown or subsequent economic recovery, worldwide, in China, or in our industry.

These and other economic factors could have a material adverse effect on our financial condition and operating results. In addition, further negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, lessened demand for our products and services, and increased default rates among our clients. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in our industry.

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

Item 3. Legal Proceedings.

There are no pending legal proceedings to which we are a party or in which any of our directors, officers or affiliates, any owner of record or beneficially of more than 5% of any class of our voting securities, or security holder is a party adverse to us or has a material interest adverse to us. Our property is not the subject of any pending legal proceedings.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Our Common Stock

Our common stock is traded in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol CIVS.OB. Prior to December 29, 2008, the date we effected a 1-for-20 reverse stock split of our common stock, our common stock had been quoted under the symbol "CIVY.OB".

The prices set forth below reflect the quarterly high and low closing price information for shares of our common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions. The prices set forth below have been adjusted to reflect the 1-for-20 reverse stock split effected on December 29, 2008.

	High	Low
2008
First Quarter	$4.10	$1.60
Second Quarter	$2.20	$0.60
Third Quarter	$1.06	$0.60
Fourth Quarter	$0.18	$0.024

2009
First Quarter	$0.35	$0.04
Second Quarter	$0.09881	$0.021
Third Quarter	$0.479	$0.04
Fourth Quarter	$0.99887	$0.07287

As of March 31, 2010, our common stock was held of record by approximately 27 stockholders, some of whom may hold shares for beneficial owners and have not been polled to determine the extent of beneficial ownership.

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

Our Equity Compensation Plans

The following table provides information as of December 31, 2009 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2009

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	none	none	none

Equity compensation plans not approved by security holders	none	n/a	0

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2009, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

Recent Sales of Unregistered Securities

Information concerning sales of unregistered securities during 2009 has been reported in our reports filed pursuant to Section 13(a) of the Exchange Act.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal years ended December 31, 2009 and 2008.

Results of Operations

Comparison of Revenue for the Years Ended December 31, 2009 and 2008

	2009	2008
Revenue
Tuition fees	$5,350,069	$5,253,656
Accommodation fees	599,243	570,454
Other	385,469	256,667
Total Revenue	$6,334,781	$6,080,777

Net revenue for the year ended December 31, 2009 totaled $6,334,781, an increase of $254,004, or approximately 4% compared to $6,080,777 for the year ended December 31, 2008. The revenue from tuition fees was $5,350,069 for the year ended December 31, 2009, an increase of $96,413, or 2% compared to $5,253,656 for the year ended December 31, 2008. The increase in tuition fees was primarily attributable to the slight increase of fees for certain students. Our current enrollment (as of December 31, 2009) was 1,810 students, a decrease of 115 students, or 6%, compared to an enrollment of 1,925 students as of December 31, 2008.

Comparison of Operating Expenses for the Years Ended December 31, 2009 and 2008

	2009	2008
Operating Expenses
Teachers salaries and related expenses	$2,164,486	$1,789,290
Professional and consulting fees	1,054,483	1,897,765
Rental and related expenses	1,811,139	1,481,290
Depreciation and amortization expenses	901,348	1,146,903
Other general and administrative expenses	1,015,240	1,141,823
Total Operating Expenses	$6,946,696	$7,457,071

Operating expenses for the year ended December 31, 2009 totaled $6,946,696, representing a decrease of $510,375, or 7%, compared to $7,457,071 for the year ended December 31, 2008. The decrease in operating expenses was mainly attributable to a decrease in consulting expenses. The consulting expense was $899,531 in 2009, a decrease of $823,340 as compared to $1,722,871 in 2008. The increase in teachers’ salaries and related expense was due to $439,200 in bonuses paid to teachers in 2009. During 2009, $329,849 increase in rental and related expenses and $245,555 decrease in depreciation and amortization resulted from the sale and leaseback of our buildings and land use right in March 2008.

Comparison of Other Income and Expenses for the Years Ended December 31, 2009 and 2008

Other income and expense for the year ended December 31, 2009 totaled a net expense of $203,013, a decrease of $3,623,862, compared to net expense of $3,826,875 for the year ended December 31, 2008. The decreased net other expense mainly resulted from the loss on sale and leaseback of real property to a related party in 2008. (See Note 4 to Financial Statements). The loss represents the difference between the carrying value of the property sold and the fair value of the consideration received – i.e., the present value of future cash inflows (lease payments). The Company recorded a loss of $5,169,294 at the date of the transaction. The discount will be accreted in proportion to the payments received and will be recorded under the caption “accretion of discount” in the other income section. During 2008, the accretion of discount totaled $2,280,191. The net effect was that $2,889,103 of net other expenses were incurred for the year ended December 31, 2008 related to the sale and leaseback of real property. During 2009, the accretion of discount of $482,478 was contained in other income. Interest expense totaling $686,870 in 2009, decreased $264,126, as compared to $950,996 in 2008. The decrease in interest expense resulted from lower average balances outstanding in 2009 compared to 2008.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $46,187 and $58,984 at December 31, 2009 and 2008, respectively.

Net cash provided by operating activities was $1,774,684 and $2,455,012 for the year ended December 31, 2009 and 2008, respectively. The decrease in net cash provided by operating activities in 2009 was due to $3,731,418 expenses paid by a related party, Minglong, in 2008 as compared to $0 in 2009. See Note 4 of Notes to Consolidated Financial Statements.

Net cash used by investing activities was $2,984,629 in 2009, compared to $44,581 in 2008. During 2009, the Company made advances of $2,790,207 to an entity owned by the Company’s Chief Executive Officer who is also a significant shareholder in the Company. These advances, $2,790,207, were repaid to the Company by the entity on March 30, 2010. There were no advances made to the aforementioned entity in 2008. During 2009, the Company acquired $194,422 of property and equipment, compared to $44,581 in 2008.

Net cash provided by financing activities was $1,175,173 in 2009, compared to $2,272,272 used in financing activates in 2008. During 2009, net repayment of bank borrowings was $293,000, compared to $4,606,720 in 2008. During 2009, the Company repaid $91,827 of loans from related parties, compared to net proceeds of $1,641,232 from advances from the entity owned by the Chief Executive Officer/significant Company Shareholder described in the preceding paragraph in 2008. The Company received $1,560,000 from convertible notes in 2009.

Bank Borrowings

The Company has borrowed $10,401,500 and $10,699,610 from two banks located in China under credit agreements as of December 31, 2009 and 2008, respectively. Borrowings under credit lines consist of the following:

	2009	2008
Bank Borrowings
Borrowings from Huaxia Bank Suzhou Branch
Interest at 5.103% per annum, due by September 18, 2009	$-	$6,009,370
Interest at 5.841% per annum, due by September 12, 2009	-	2,784,830
Interest at 5.346% per annum, due by October 30, 2010	2,637,000	-
Interest at 5.346% per annum, due by November 5, 2010	2,197,500	-
Interest at 5.346% per annum, due by November 9, 2010	2,710,250	-
Interest at 5.346% per annum, due by November 18, 2010	1,098,750	-
Borrowings from Huaxia Bank Subtotal	8,643,500	8,794,200

Borrowings from Jiangsu Dongwu Rural Commercial Bank
Interest at 9.711% per annum, due by June 26, 2009	-	293,140
Interest at 9.711% per annum, due by June 25, 2009	-	1,612,270
Interest at 6.903% per annum, due by June 5, 2010	293,000	-
Interest at 6.903% per annum, due by June 5, 2010	1,465,000	-
Borrowings from Dongwu Rural Commercial Bank Subtotal	1,758,000	1,905,410

Total borrowings	10,401,500	10,699,610
Current portion	10,401,500	10,699,610
Long term portion	$-	$-

June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank. The Company acquired a 2,000,000 RMB (approximately $293,000) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 234 square meter residential unit and 62 square meter land use right owned by Ti Yin and Yan Hong, the third party assigned by the bank.

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank. The Company acquired a 11,000,000 RMB (approximately $1,611,500) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 477 square meter residential unit and 837 square meter land use right owned by the Chief Executive Officer of the Company. As of December 31, 2009, the balance outstanding under this credit line was 10,000,000 RMB ($1,465,000).

The loans from Huaxia Bank are secured by the land use right of Blue Tassel School and four buildings totaling 20,926.86 square meters of the School.

Convertible Notes Payable

On June 30, 2009, the Company completed the sale of $1,560,000 principal amount of the Company's 6% Convertible Notes, due June 30, 2010 (the "Notes"). The Notes were sold to four related parties ($920,000 to the Company’s chief executive officer, $448,000 to Minglong, and $192,000 to two other Company directors) outside the United States in a private transaction exempted from the registration requirements of the Securities Act of 1933 pursuant to Regulation S. The Notes accrue interest at the rate of 6% per annum and were to mature on June 30, 2010. The four related parties paid an aggregate of $1,560,000 for their Notes.

Holders of the Notes could at any time convert all or any portion of the principal amount of the Notes into shares of the Company's Common Stock at a conversion price, subject to adjustment, initially equal to eight cents ($0.08) per share. No interest was payable on any portion of a Note converted into Common Stock. Should the conversion price decrease or increase, the number of shares of Common Stock issuable upon conversion of the Notes would have proportionately increased or decreased, as the case may be. In the event of default by the Company in its obligations under the Notes, Holders can, at their option, declare the principal of the Note and the interest accrued thereon to be immediately due and payable.

On March 2, 2010, China Ivy issued a total of 19,500,000 shares of its common stock in full satisfaction of the $1,560,000 convertible notes payable due to the four related parties discussed above.

Going Concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of December 31, 2009 and 2008, the Company had cash of $46,187 and $58,984, respectively, and working capital deficit of $11,038,871 and $13,257,768, respectively. The Company had accumulated deficit of $5,115,622 and $4,300,694 as of December 31, 2009 and 2008, respectively. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition through a debt or equity offering of its securities and /or a business combination with another business entity. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Historically, operations, short term financing and the sale of our company stock have been sufficient to meet our cash needs. Our school is a reputable school in the City of Suzhou. The tuition income will be relatively stable in the foreseeable future. We believe that we will be able to generate enough cash to cover our daily operating needs in the next twelve months. We will focus our efforts on reducing operating costs, especially administrative expenses, in the next twelve months. However, our actual working capital needs for the long and short term will depend upon numerous factors, including operating results, competition, and the availability of credit facilities, none of which can be predicted with certainty. Future expansion will be limited by the availability of capital.

Critical Accounting Policies and Estimates

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all our significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our consolidated financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

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

Revenue Recognition

The Company’s revenue consists of tuition fees, donated tuition fees, accommodation fees and others. Those fees will usually be collected in advance at the beginning of a semester. Spring semester runs from February to July. Autumn semester runs from August to January. The Company prorates the fees collected to applicable months during the semester, recognizes revenue in the corresponding periods and records unrecognized fees collected as deferred income. As of December 31, 2009 and 2008, the deferred revenue balance was $715,535 and $930,100, respectively which represents fees applied for the month of January 2010 and 2009, respectively, and advance collections for the spring semester.

Fair Value of Financial Instruments

In connection with the determination of accounts receivable from related party (Note 4), the Company used the following assumptions to calculate the present value at the date of the transactions: (1) annual rent payments of $1,603,405; (2) term of ten years; (3) interest rate of 7% per annum.

Foreign Currency Translation

The consolidated financial statements of the Company are translated pursuant to Accounting Standard Codification (“ASC”) 830, “Foreign Currency Matters.” The Company’s subsidiary, Blue Tassel School, is located and operates in China. The Chinese Yuan is the functional currency. The financial statements of Blue Tassel School are translated to U.S. dollars using period-end exchange rates (published by the Federal Reserve Bank) for assets and liabilities, and average exchange rates (published by the Federal Reserve Bank) for revenues, costs and expenses. Translation adjustments are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains or losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.
Recent Accounting Pronouncements

Effective for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards Codification (the “Codification”) is the single source of authoritative literature of U.S. generally accepted accounting principles (“GAAP”). The Codification consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the SEC. New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification. The adoption of Codification did not result in any change in the Company’s significant accounting policies.

In May 2009, the FASB issued standards that establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. These standards require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. This standard is effective in the first interim period ending after June 15, 2009. This standard did not have any significant impact on disclosures in the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which eliminates the exemption for qualifying special-purpose entities from consolidation requirements, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations.

In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations.

In August 2009, the FASB issued guidance on measuring liabilities at fair value. This guidance amends the fair value measurements and disclosures by providing additional guidance clarifying the measurement of liabilities at fair value. This new accounting guidance is effective for reporting periods ending after December 15, 2009. The Company is evaluating this new guidance and the possible impact that the adoption of this new accounting guidance will have on its consolidated financial statements.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s consolidated financial position and results of operations from adoption of these standards is not expected to be material.

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

During the Company's fiscal years ended December 31, 2006 and December 31, 2007 and during any subsequent interim period prior to the June 23, 2008 termination as the Company's independent auditors, there were no disagreements with Kabani & Company, Inc, with respect to accounting or auditing issues of the type discussed in Item 304(a)(iv) of Regulation S-K.

On June 23, 2008, the Company's board of directors approved the engagement of the firm of Michael T. Studer CPA, P.C., (the "Studer Group") Suite 311, 18 East Sunrise Highway, Freeport, New York 11520 as the Company's independent auditors. Such appointment was accepted by Michael T. Struder, principal partner of the firm.

During the Company's fiscal years ended December 31, 2006 and December 31, 2007 and the subsequent interim period prior to engaging the Studer Group, neither the Company, nor any other person on the Company's behalf, had consulted with the Studer Group regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Company's financial statements.

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

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Mr. Yongqi Zhu, our Chairman and Chief Executive Officer, and Ms. Jian Xue, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, Mr. Zhu and Ms. Xue concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2009.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the rules of the Securities and Exchange Act of 1934.

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

Management, under the supervision of Mr. Yongqi Zhu, our Chief Executive Officer, and Mr. Jian Xue, our Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control - Integrated Framework, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2009.

Our management concluded that there were several significant deficiencies that when combined, resulted in a material weakness in our internal controls over our ability to produce financial statements free from material misstatements. The material weakness resulted from a combination of the following significant deficiencies:

• Lack of documentation and review of financial information by our accounting personnel with direct oversight responsibility, and lack of analysis and reconciliation of certain accounts on a periodic basis, and the failure of the accounting system to provide information related to expenditures on a project-by-project basis;

• Lack of timely identification, research and resolution of accounting issues and lack of documentation of consideration of recent accounting pronouncements;

• Absence of documented controls over our related party transactions; and

• Lack of technical accounting expertise among senior financial staff regarding US GAAP and the requirements of the PCAOB, and regarding the preparation of draft financial statements.

The above-noted material weaknesses were first noted in management's review for the year ended December 31, 2007. Although the Company has attempted to rectify these deficiencies, certain of them remain, and the Company will continue to seek to rectify them.

These weaknesses, which caused our management to conclude that our internal control over financial reporting was not effective as of December 31, 2007, have been significantly improved, and we expect additional steps to be implemented in the near term, will correct the material weaknesses described above.

Changes in Internal Control over Financial Reporting

In order to further enhance our internal controls, our management, with the participation of Mr. Zhu and Ms. Xue, has recommended the implementation of the following changes by the end of the second quarter of 2009:

• the restructuring of our relationships with related parties to address our controls over related party transactions;

• the hiring of additional accounting personnel to assist us in the timely identification, research and resolution of accounting issues and with our documentation processes;

• the hiring of additional high-level accounting personnel with experience in US GAAP to monitor all financial and accounting affairs throughout the Company; and

• the engagement of a third-party financial consulting firm to assist management in evaluating complex accounting issues on an as-needed basis, and the implementation of systems to improve control and review procedures over all financial statement and account balances.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

During the fiscal quarter ended December 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as otherwise noted above.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth information with respect to our directors and executive officers:

Name	Age	Position with the Company
Yongqi Zhu	52	Director, Chief Executive Officer
Qian Gao	28	Director, Secretary
Jian Xue	40	Chief Financial Officer
Yipeng Lu	47	Director
Fugeng Xia	69	Director
Haiming Zhang	47	Director

The business experience of each director and executive officer of the Company is set forth below.

Yongqi Zhu -

Mr. Zhu graduated from Zuzhou University and Beijing University and received an MBA degree at Singapore Nanyang Technological University. He previously worked at several governmental departments of Wuxian, Jiangsu Province as office manager, deputy general manager and general manager. His outstanding performance at each of these positions led to a great deal of appreciation from his colleagues and community. With support from the government and with great enthusiasm for contributing to the education industry, Zhu started Blue Tassel School in 2001. Zhu also served as the manager of Brighter International Limited ("BIL").

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

Jian Xue -

Ms. Xue graduated from Nanjing Institute of Finance, majoring in accounting. Ms. Xue is an experienced accountant and worked at several of China's renowned accounting companies both as an accountant and as an auditor. Ms. Xue has also worked at Suzhou Governmental Chemical Union as an accounting specialist. From 1998 to 2002, she worked at Suzhou Jiatai Union, an accounting company, and served as office manager and deputy director. Ms. Xue has experience in the fields of administration management and financial management. In 2002, Ms. Xue joined BIL.

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

All directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified, or their earlier death, resignation or removal. All officers are appointed annually by the board of directors and, subject to any existing employment agreement, serve at the discretion of the board.

Compensation of Directors

During the fiscal year ended December 31, 2009, we did not pay or accrue for any individual serving as a member of our Board of Directors (other than Mr. Zhu who receives compensation for serving as our chief executive officer), and none of our directors earned, any fees for serving as a member of our Board of Directors. The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2009.

DIRECTOR COMPENSATION

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Non-Qualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (j)
Qian Gao	None	None	None	None	None	None	None
Yipeng Lu	None	None	None	None	None	None	None
Fugeng Xia	None	None	None	None	None	None	None
Haiming Zhang	None	None	None	None	None	None	None

Board Committees

Our Board of Directors has not established any committees. Since our common stock is quoted on the OTC Bulletin Board, the Board has no plans or need to establish an audit committee with a financial expert or a compensation committee to determine guidelines for determining the compensation of its executive officers or directors, who currently serve without compensation. For similar reasons, we have not adopted a written policy for considering recommendations from shareholders for candidates to serve as directors or with respect to communications from shareholders.

We intend to establish an Audit Committee and such other committees as may be required when sufficient members and resources are available. The Audit Committee will have a designated Audit Committee Financial Expert who will be responsible for reviewing the results and scope of the audit, and other services provided by the independent auditors. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish these committees.

Code of Ethics

The Company has not yet adopted a code of ethics to apply to its principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The Company expects to prepare a Code of Ethics in the near future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company's executive officers, directors and persons who beneficially own more than 10% of China Ivy's common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of such forms received by it, the Company believes that all reports require to be filed pursuant to Section 16(a) of the Exchange Act by its directors, executive officers and beneficial owners of 10% or more of the common stock were timely made during the fiscal year ended December 31, 2009, except that the Form 4s reporting the acquisition of the Company’s 6% Convertible Notes due June 30, 2010 by Messrs. Zhu, Zhang and Lu, as well as by Ming Long Industry Asia Co., Ltd., were filed 23 days late.

Item 11. Executive Compensation.

The following table sets forth information with respect to the amounts awarded to, earned by, or paid to, our chief executive officer for services provided in all capacities to us and our subsidiaries for the fiscal years ended December 31, 2009 and 2008. No other individual who served as an executive officer of our company was awarded, earned, or paid total compensation in excess of $100,000 for services provided in all capacities to us and our subsidiaries in those years.

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Yongqi Zhu,	2009	None	$144,750	None	None	None	None	None	$144,750
CEO	2008	None	$ 17,653	None	None	None	None	None	$17,653

Outstanding Equity Awards at Fiscal Year-End Table

The Company does not have a pension plan, stock option plan, non-equity incentive plan or deferred compensation arrangement. We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including but not limited to non-cash and other equity-based compensation such as stock options, but did not do so during the year ended December 31, 2009. We did not grant any stock options or make any other equity awards to Yongui Zhu, our Chief Executive Officer, during the fiscal year ended December 31, 2009, and Mr. Zhu did not own any outstanding stock options on December 31, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2010 by: (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our directors and officers; and (iii) all of our directors and executive officers as a group. As of March 31, 2010, we had outstanding 22,582,541 shares of common stock. Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised. The address of each of our directors and officers is 1 Suhua Road, Shiji Jinrong Building Suite 801, Suzhou Industrial Park, Jiangsu Province, 215020, P.R. China.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock

Owners of More than 5%:

Ming Long Industry Asia Company Limited	5,935,000	26.28%
Room 1102-03 11/F,Kowloon Bldg.
555 Nathan Road,Mongkok,KL,HongKong

Our Directors and Officers:

Yongqi Zhu	12,683,650	56.17%
Yipeng Lu	1,751,500	7.76%
Haiming Zhang	875,750	3.88%
Qian Gao	0	--
Jian Xue	0	--
Fugeng Xia	0	--
All Officers and Directors as a Group (6 persons):	15,310,900	67.81%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Until September 16, 2009, Ming Long Industry Asia Company Limited was controlled by Yongqi Zhu, the chief executive officer and a shareholder of the Company. On May 24, 2007 the Company obtained the Property Titles on twenty buildings and accompanying infrastructures located in Suzhou City Wuzhou Economy Development District from its shareholder Ming Long Industry Asia Company Limited, totaling 50,113.81 square meters, which were and are pledged under bank borrowings. The net historical value of the buildings transferred amounted to approximately $10,441,053 as of December 31, 2007.

On May 24, 2007, the Company obtained the National Land Use Right and house property title for the land, buildings and accompanying infrastructures where Blue Tassel School is operating from its shareholder Ming Long Industry Asia Company Limited. The piece of land totals 91,993.32 square meters, and was and is pledged under bank borrowings. The land use right will expire on January 17, 2051. The land use right was recorded at $5,516,431 net of accumulated amortization expense of $69,929 as of December 31, 2007.

On March 12, 2008, Blue Tassel School sold the Land Use Right of 91,993.32 square meters and twenty Buildings of 50,113.81 square meters to its shareholder Ming Long Industry Asia Company Limited with the sales price of $5,563,692 and $10,405,554 respectively, totaling $15,969,246 (RMB111,829,458). Blue Tassel School leased back the buildings from Ming Long Industry Asia Company Limited from the date of sale.

Director Independence

Since all of our directors are employed by Blue Tassel School or us, none of our directors is “independent,” as that term is defined in Rule 10A-3 of the Exchange Act.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees accrued or paid to Michael T. Studer, CPA, P.C., the Company's independent registered public accounting firm during fiscal years 2009 and 2008.

Fiscal Year Ended
	December 31, 2009	December 31, 2008
Audit Fees	$ 60,000	$50,000
Audit-Related Fees	None	None
Tax Fees	None	None
All Other Fees	None	None

Item 15. Exhibits.
Exhibit No.	Description

2.2	Share Exchange Agreement between Safe Cell Tab Inc. and Registrant (incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed on September 4, 2003).
2.3	Amended Share Exchange Agreement between Safe Cell Tab Inc. and Registrant (incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K/A filed on March 26, 2004).
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 filed on January 26, 2001).
3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 (I) to the Registrant's Registration Statement on Form SB-2 filed on January 26, 2001).
3.3	Amended Bylaws (incorporated herein by reference to Exhibit 3.2 II) to the Registrant's Registration Statement on Form SB-2 filed on January 26, 2001).
3.4	Amended Bylaws (incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-QSB filed on February 2, 2004).
3.5
Certificate of Correction to the Certificate of Correction to the Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on August 29, 2006).

3.6
Certificate of Designations to the Articles of Incorporation, designating Series A Convertible Preferred Stock (incorporated herein by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on  August 29, 2006).

3.7
Certificate of Amendment to Articles of Incorporation changing the name from Claremont Technologies Corp. to China Ivy School, Inc.(incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on January 8, 2007).

4.1	2007 Equity Incentive Plan (incorporated herein by reference to Exhibit 4.1(I) to the Registrant's Registration Statement on Form S-8 filed on January 22, 2007).
4.2	Form of the Registrant’s 6% Convertible Note due June 30, 2010 (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2009).
10.3	Stock Purchase Agreement between Xu Zuqiang and Registrant (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 12, 2006).
10.4	Amendment to Stock Purchase Agreement between Xu Zuqiang and Registrant (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 29,2006).
10.6
Share Exchange Agreement among Brighter International Limited, Blue Tassel School and the shareholders of Brighter International Limited and Registrant (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on October 13, 2006).

10.7
Standby Fixed Price Equity Distribution Agreement between certain investors and the Registrant (incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on May 31, 2007).

10.8
Purchase and Sale Agreement dated as of March 6, 2009 by and among Su Zhou Blue Tassel School and Jianwei Wu, Wei Li, Surong Gong, Changgen Ma, Yongxia Tan, Junhua Tang, and Xuehui Jiang (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 9, 2009).

10.9
Rescission Agreement rescinding Purchase and Sale Agreement dated as of March 6, 2009 by and among the Registrant and Jianwei Wu, Wei Li, Surong Gong, Changgen Ma, Yongxia Tan, Junhua Tang, and Xuehui Jiang (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 1, 2009).

16.1	Kabani & Company, Inc. letter regarding change of accountant (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 26, 2008).
21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
31.1	Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2010

CHINA IVY SCHOOL, INC.

By:	/s/ Yongqi Zhu
Yongqi Zhu
Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ Jian Xue
Jian Xue
Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 31, 2010 in the capacities indicated.

Signature	Title

/s/Yongqi Zhu	Chairman, Chief Executive Officer (principal executive officer) and a Director
Yongqi Zhu

/s/Jian Xue	Chief Financial Officer (principal financial and accounting officer)
Jian Xue

/s/ Qian Gao	Director
Qian Gao

/s/ Xipeng Liu	Director
Xipeng Liu

/s/ Fuqeng Xia	Director
Fuqeng Xia

/s/ Haiming Zhang	Director
Haiming Zhang

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

To the Board of Directors and Stockholders of
China Ivy School, Inc.

I have audited the accompanying consolidated balance sheets of China Ivy School, Inc. and subsidiaries (the "Company") as of December 31, 2009 and December 31, 2008 and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Ivy School, Inc. and subsidiaries as of December 31, 2009 and December 31, 2008 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Michael T. Studer CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
March 31, 2010

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$46,187	$58,984
Advances made to vendors	95,974	-
Prepaid expenses	-	3,971
Receivable from related party	2,790,207	-
Receivable from sale and leaseback of real property - related party	1,156,639	-
Total Current Assets	4,089,007	62,955
Property and equipment, net	7,749,770	8,471,639
Receivable from sale and leaseback of real property - related party	3,710,090	6,026,246
Total Assets	$15,548,867	$14,560,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

Bank borrowings	$10,401,500	$10,699,610
Convertible notes payable	1,560,000	-
Accounts payable and accrued expenses	1,731,502	938,120
Payables to related parties	719,341	752,893
Deferred revenue	715,535	930,100
Total Current Liabilities	15,127,878	13,320,723

Total Liabilities	15,127,878	13,320,723

Stockholders' Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, none issued and outstanding as of December 31, 2009 and 2008	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized,
3,082,500 shares issued and outstanding as of December 31, 2009 and 2008	3,083	3,083
Additional paid in capital	4,302,907	4,302,907
Statutory reserves	480,813	480,813
Accumulated deficit	(5,115,622)	(4,300,694)
Accumulated other comprehensive income	749,808	754,008
Total Stockholders' Equity	420,989	1,240,117

Total Liabilities and Stockholders' Equity	$15,548,867	$14,560,840

The accompanying notes are an integral part of these consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008

Net revenue	$6,334,781	$6,080,777

Operating expenses
Teachers salaries and related expenses	2,164,486	1,789,290
Professinal and consulting fees	1,054,483	1,897,765
Rent and related expenses	1,811,139	1,481,290
Depreciation and amortization	901,348	1,146,903
Other general and administrative expenses	1,015,240	1,141,823
Total operating expenses	6,946,696	7,457,071

Loss from operations	(611,915)	(1,376,294)

Other (income) expense
Interest income	(1,379)	(13,224)
Interest expense	686,870	950,996
Loss on sale of real property	-	5,169,294
Accretion of discount on receivable from related party relating to sale of real property	(482,478)	(2,280,191)
Total Other (Income) Expense	203,013	3,826,875

Loss from continuing operations	(814,928)	(5,203,169)

Loss from operations of discontinued entity	-	(7,226)

Net loss	(814,928)	(5,210,395)

Other comprehensive item
Foreign currency translation adjustment	(4,200)	253,656

Comprehensive loss	$(819,128)	$(4,956,739)

Basic and diluted net loss per share:
Continuing operations	$(0.26)	$(1.69)
Operations of the discontinued entity	-	(0.00)
Total	$(0.26)	$(1.69)

Weighted average number of basic and diluted shares outstanding	3,082,500	3,082,500

The accompanying notes are an integral part of these consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008

	Common Stock
	Number of Shares	Amount	Additional Paid in Capital	Accumulated other Comprehensive Income (Loss)	Statutory Reserves	Retained Earning (Deficit)	Total Stockholders' Equity
Balance December 31, 2007	3,082,500	$3,083	$4,113,446	$500,352	$480,813	$909,701	$6,007,395

Spinoff of Safe Cell Tab Inc. on July 31, 2008	-	-	189,461	-	-	-	189,461
Foreign currency translation adjustment	-	-	-	253,656	-	-	253,656
Net loss for the year ended December 31, 2008	-	-	-	-	-	(5,210,395)	(5,210,395)
Balance December 31, 2008	3,082,500	3,083	4,302,907	754,008	480,813	(4,300,694)	1,240,117

Foreign currency translation adjustment	-	-	-	(4,200)	-	-	(4,200)
Net loss for the year ended December 31, 2009	-	-	-	-	-	(814,928)	(814,928)
Balance - December 31, 2009	3,082,500	$3,083	$4,302,907	$749,808	$480,813	$(5,115,622)	$420,989

The accompanying notes are an integral part of these consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(814,928)	$(5,210,395)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	901,348	1,146,903
Imputed rent and related expense	1,625,300	1,481,290
Expenses paid by related party	-	3,731,418
Accretion of discount on receivable from related party	(482,478)	(2,280,191)
Loss on sale of real property	-	5,169,294
Loss from operations of discontinued entity	-	7,226
Changes in operating assets and liabilities
Advances made to vendors	(95,974)	-
Decrease in other receivables	-	2,174
Decrease in prepaid expenses	3,971	8,970
Increase (decrease) in accounts payable and accrued expenses	852,010	(2,042,288)
(Decrease) increase in deferred revenue	(214,565)	448,871
Net cash provided by operating activities from continuing operations	1,774,684	2,463,272
Net cash used in operating activities of the discontinued entity	-	(8,260)
Net cash provided by operating activities	1,774,684	2,455,012

CASH FLOWS FROM INVESTING ACTIVITIES
Advances made to related party	(2,790,207)	-
Acquisition of property and equipment	(194,422)	(44,581)
Net cash used in investing activities from continuing operations	(2,984,629)	(44,581)
Net cash provided by (used in) investing activities of the discontinued entity	-	-
Net cash used in investing activities	(2,984,629)	(44,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of bank borrowings	(19,484,500)	(4,606,720)
Proceeds from bank borrowings	19,191,500	-
Proceeds from convertible notes	1,560,000	-
Repayment of loans payable to related party	(91,827)	-
Advances from related party	-	1,641,232
Decrease in restricted cash secured for bank loans	-	685,500
Net cash provided by (used in) financing activities from continuing operations	1,175,173	(2,279,988)
Net cash provided by financing activities of the discontinued entity	-	7,716
Net cash provided (used in) financing activities	1,175,173	(2,272,272)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	21,975	(307,062)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,797)	(168,903)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	58,984	227,887
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$46,187	$58,984

SUPPLEMENTAL DISCLOSURES:
Income tax payments	$-	$-
Interest payments	$622,456	$950,996
NON CASH TRANSACTIONS:
Sale of real property in exchange for receivable from related party	$-	$11,228,703
Spinoff of Safe Cell Tab, Inc.	$-	$189,461

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

Going Concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of December 31, 2009 and 2008, the Company had cash of $46,187 and $58,984, respectively, and working capital deficit of $11,038,871 and $13,257,768, respectively. The Company had accumulated deficit of $5,115,622 and $4,300,694 as of December 31, 2009 and 2008, respectively. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition through a debt or equity offering of its securities and /or a business combination with another business entity. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Foreign Currency Transactions and Comprehensive Income (Loss)

The functional currency of China Ivy is the United States dollar. The functional currency of Blue Tassel School is the Chinese Renminbi (“RMB”). The reporting currency of the Company is the United States dollar.

The assets and liabilities of Blue Tassel School are translated into United States dollars at period-end exchange rates. The revenues and expenses are translated into United States dollars at average exchange rates for the periods. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity.

Transaction gains or losses arising from exchange rate fluctuations on balances and transactions denominated in a currency other than the functional currency are included in the consolidated results of operations. There is no material foreign currency transaction gains or losses for the years ended December 31, 2009 and 2008.

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

Reclassifications

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) topic 718-10, Stock Compensation (formerly, SFAS 123(R), “Accounting for Stock-Based Compensation”). As of December 31, 2009 and 2008, no stock options or warrants have been granted and none are outstanding.

Advertising

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 2009 and 2008 were $46,923 and $83,272, respectively.

Research and Development

In accordance with the Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”) (formerly, SFAS No. 2, “Accounting For Research and Development Costs”), the Company expenses all research and development costs as incurred.

Segment Information

ASC 280-10 (formerly, SFAS No. 131, “Disclosure About Segments of and Enterprise and Related Information”), requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in ASC 740-10 (formerly, SFAS No. 109, “Accounting For Income Taxes”), the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Blue Tassel School is governed by the Income Tax Laws of the PRC. Pursuant to the PRC relevant laws and regulations and tax law, Blue Tassel School is exempt from income tax.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Property and Equipment

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, receivable from related party, receivable from sale and leaseback of real property - related party, bank borrowings, convertible notes payable, accounts payable and accrued expenses, and payables to related parties. The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments or based upon market quotations of instruments with similar interest rates and maturities.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. Based on its review, the Company believes that, as of December 31, 2009, there were no significant impairments of its long-lived assets.

Net Loss Per Common Share

The Company has adopted ASC 260-10 (formerly, SFAS No. 128, “Earnings per Share” (“EPS”)), which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Diluted loss per share is computed similarly to basic loss per share except that it includes the potential dilution that could occur if dilutive securities were converted. Diluted loss per share is the same as basic loss per share, as the effect of potentially dilutive securities (convertible notes payable) are anti-dilutive.

Recent Accounting Pronouncements

Effective for interim and annual periods ending after September 15, 2009, the FASB Accounting Standards Codification (the “Codification”) is the single source of authoritative literature of U.S. generally accepted accounting principles (“GAAP”). The Codification consolidates all authoritative accounting literature into one internet-based research tool, which supersedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the SEC. New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification. The adoption of Codification did not result in any change in the Company’s significant accounting policies.

In May 2009, the FASB issued standards that establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. These standards require the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. This standard is effective in the first interim period ending after June 15, 2009. This standard did not have any significant impact on disclosures in the Company’s consolidated financial statements.

In June 2009, the FASB issued authoritative guidance which eliminates the exemption for qualifying special-purpose entities from consolidation requirements, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations.

In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its consolidated financial position or results of operations.

In August 2009, the FASB issued guidance on measuring liabilities at fair value. This guidance amends the fair value measurements and disclosures by providing additional guidance clarifying the measurement of liabilities at fair value. This new accounting guidance is effective for reporting periods ending after December 15, 2009. The Company is evaluating this new guidance and the possible impact that the adoption of this new accounting guidance will have on its consolidated financial statements.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s consolidated financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3 - RECEIVABLE FROM RELATED PARTY

Minglong Industry Co. Ltd. (“Minglong”) is one of the Company’s significant shareholders and is controlled by the chief executive officer of the Company. Receivable from related party in the amount of $2,790,207 as of December 31, 2009 represented the net amount advanced to Minglong (see Notes 13 and 16). The receivable due from Minglong is interest free and due on demand.

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

The loss on the March 12, 2008 sale of real property was $5,169,294, as follows:

Fair value of consideration received - $15,969,247 noninterest bearing receivable from Minglong due in annual installments of $1,603,405 until repaid (discounted at 7% interest rate)	$11,228,703
Effect of change in exchange rate	45,893
Net carrying value of land use right and buildings (less $113,057 foreign exchange translation adjustment)	(16,443,890)
Loss on sale of real property	$(5,169,294)

For the years ended December 31, 2009 and 2008, the receivable from sale and leaseback of real property – related party changed as follows:

Balance due from Minglong at March 12, 2008 in connection with the sale and leaseback of real property, noninterest bearing (discounted)	$11,228,703
Amounts collected (See Note 13)	(7,681,172)
Accretion of discount on receivable	2,280,191
Foreign exchange translation adjustment	198,524
Balance at December 31, 2008	6,026,246
Amounts collected - during the year ended December 31, 2009	(1,625,300)
Accretion of discount on receivable	482,478
Foreign exchange translation adjustment	(16,695)
Balance at December 31, 2009	4,866,729
Less: current portion	1,156,639
Receivable from sale and leaseback of real property - related party	$3,710,090

NOTE 5 – PROPERTY AND EQUIPMENT

As of December 31, 2009 and 2008, property, plant and equipment consist of the following:

	December 31,	December 31,
	2009	2008

Infrastructure and leasehold improvements	$11,237,638	$11,065,511
Educational equipment	561,144	544,394
Automobiles	28,834	28,848
Total property and equipment	11,827,616	11,638,753
Accumulated depreciation	(4,077,846)	(3,167,114)
Property and equipment, net	$7,749,770	$8,471,639

The Company had depreciation expense of $901,348 and $1,146,903 for the years ended December 31, 2009 and 2008, respectively.

NOTE 6 - BANK BORROWINGS

The Company has borrowed $10,401,500 and $10,699,610 from two banks located in China under credit agreements as of December 31, 2009 and 2008, respectively. Borrowings under credit lines consist of the following:

	2009	2008
Bank Borrowings
Borrowings from Huaxia Bank Suzhou Branch
Interest at 5.103% per annum, due by September 18, 2009	$-	$6,009,370
Interest at 5.841% per annum, due by September 12, 2009	-	2,784,830
Interest at 5.346% per annum, due by October 30, 2010	2,637,000	-
Interest at 5.346% per annum, due by November 5, 2010	2,197,500	-
Interest at 5.346% per annum, due by November 9, 2010	2,710,250	-
Interest at 5.346% per annum, due by November 18, 2010	1,098,750	-
Borrowings from Huaxia Bank Subtotal	8,643,500	8,794,200

Borrowings from Jiangsu Dongwu Rural Commercial Bank
Interest at 9.711% per annum, due by June 26, 2009	-	293,140
Interest at 9.711% per annum, due by June 25, 2009	-	1,612,270
Interest at 6.903% per annum, due by June 5, 2010	293,000	-
Interest at 6.903% per annum, due by June 5, 2010	1,465,000	-
Borrowings from Dongwu Rural Commercial Bank Subtotal	1,758,000	1,905,410

Total borrowings	10,401,500	10,699,610
Current portion	10,401,500	10,699,610
Long term portion	$-	$-

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank. The Company acquired a 2,000,000 RMB (approximately $293,000) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 234 square meter residential unit and 62 square meter land use right owned by Ti Yin and Yan Hong, the third party assigned by the bank.

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank. The Company acquired a 11,000,000 RMB (approximately $1,611,500) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 477 square meter residential unit and 837 square meter land use right owned by the Chief Executive Officer of the Company. As of December 31, 2009, the Company borrowed 10,000,000 RMB ($1,465,000).

The loans from Huaxia Bank are secured by the land use right of Blue Tassel School and four buildings totaling 20,926.86 square meters of the School.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

On June 30, 2009, the Company completed the sale of $1,560,000 principal amount of the Company's 6% Convertible Notes, due June 30, 2010 (the "Notes"). The Notes were sold to four related parties ($920,000 to the Company’s chief executive officer, $448,000 to Minglong, and $192,000 to two other Company directors) outside the United States in a private transaction exempted from the registration requirements of the Securities Act of 1933 pursuant to Regulation D. The Notes accrue interest at the rate of 6% per annum and were to mature on June 30, 2010. The four related parties paid an aggregate of $1,560,000 for their Notes.

Holders of the Notes could at any time convert all or any portion of the principal amount of the Notes into shares of the Company's Common Stock at a conversion price, subject to adjustment, initially equal to eight cents ($0.08) per share. No interest is payable on any portion of a Note converted into Common Stock. Should the conversion price decrease or increase, the number of shares of Common Stock issuable upon conversion of the Notes would have proportionately increased or decreased, as the case may be. In the event of default by the Company in its obligations under the Notes, Holders can, at their option, declare the principal of the Note and the interest accrued thereon to be immediately due and payable.

On March 2, 2010, China Ivy issued a total of 19,500,000 shares of its common stock in full satisfaction of the $1,560,000 convertible notes payable due to the four related parties discussed above.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company's accounts payable and accrued expenses as of December 31, 2009 and 2008 are summarized as follows:

	2009	2008

Accounts payable	$490,001	$563,312
Accrued wages	120,776	109,903
Accrued consulting fees	883,384	-
Accrued interest on convertible notes payable	46,800	-
Other accrued expenses	190,541	264,905
Total accounts payable and accrued expenses	$1,731,502	$938,120

On December 31, 2009, the Company authorized consulting fee payments totaling $846,788 to 56 consultants who provided various education consulting services to the Company during 2009. The consulting fees were accrued in December 2009 and were paid in full on February 5, 2010.

NOTE 9 - PAYABLES TO RELATED PARTIES

Payables to related parties consist of the following:

	2009	2008

Payable to Minglong (See Note 13)	$-	$73,372
Payable to Chief Financial Officer (See Note 13)	58,600	-
Payable to Mr. Yongqi Zhu	660,741	679,521
Total Payable to Related Parties	$719,341	$752,893

Payable to Minglong in the amount of $73,372 as of December 31, 2008 represented the net balance of payments made by Minglong on behalf of the Company (see Note 3). The payable was interest free and due on demand.

Payable to Chief Financial Officer in the amount of $58,600 as of December 31, 2009 represented the net balance of loans from the Chief Financial Officer of the Company. The payable is interest free and due on demand. $58,628 of this payable was included in accounts payable and accrued expenses as of December 31, 2008.

Payable to Mr. Yongqi Zhu, the Chief Executive Officer of the Company, was $660,741 and $679,521 as of December 31, 2009 and 2008, respectively. The balance due to Mr. Zhu is interest free and due on demand.

NOTE 10 - DEFERRED REVENUE

The Company’s revenue consists of tuition fees, accommodation fees and others. Those fees will usually be collected in advance at the beginning of a semester. Spring semester runs from February to July. Autumn semester runs from August to January. The Company prorates the fees collected to applicable months during the semester, recognizes revenue in the corresponding periods and records unrecognized fees collected as deferred income. As of December 31, 2009 and 2008, the deferred revenue balance totaled $715,535 and $930,100, respectively.

NOTE 11 - STATUTORY RESERVES

Statutory reserves consist of the following:

	2009	2008

Statutory surplus reserve	$307,853	$307,853
Statutory common welfare fund	172,960	172,960
Total	$480,813	$480,813

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

As an educational institution, the Blue Tassel School has an option not to make these appropriations. For the year ended December 31, 2009 and 2008, the Company did not make any appropriations to the statutory reserves.

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity at December 31, 2009 and 2008, are as follows:

Foreign Currency Translation Adjustments

Balance at December 31, 2007	$500,352
Change during the year ended December 31, 2008	253,656
Balance at December 31, 2008	754,008
Change during the year ended December 31, 2009	(4,200)
Balance at December 31, 2009	$749,808

NOTE 13 - RELATED PARTY TRANSACTIONS

During 2008, the Company received funds from and advanced funds to Mr. Yongqi Zhu, one of its significant shareholders and the Chief Executive Officer of the Company. As of December 31, 2009 and 2008, the balance due to Mr. Zhu was $660,741 and $679,521, respectively, which was included in payables to related parties. The balance due to Mr. Zhu is interest free and due on demand.

During 2009, the Company received $146,500 from Ms. Xue, Chief Financial Officer of the Company and returned $146,500 to Mr. Xue in the fourth quarter of 2009. As of December 31, 2009, the balance due to Ms. Xue was $58,600, which is interest free and due on demand. (See Note 9).

Minglong is a former shareholder of Blue Tassel School. It is controlled by Mr. Zhu, the chief executive officer of the Company. On March 12, 2008, the Company sold a 91,993 square meters land use right and twenty buildings of 50,114 square meters to Minglong. The Company leased back the land use right and buildings pursuant to a 10 year lease from Minglong at the date of sale (See Note 4).

During 2008, the Company recorded rent expense of $1,296,466 to offset the scheduled amount due from related party in connection with the sale and leaseback of real property. Also, the Company received net cash inflow of $2,518,999 from Minglong. In addition, Company expenses of $2,181,385 and consulting fees of $1,684,322 were paid by Minglong. The Company agreed to apply and treat the above items totaling $7,681,172 as collections of the receivable from related party in connection with the sale and lease back of real property (See Note 4).

For the year ended December 31, 2009, the Company advanced net cash of $3,020,313 to Minglong. Minglong paid expenses of $156,734 and $73,372 on behalf of China Ivy during the year ended December 31, 2009 and 2008, respectively. A netted amount of $2,790,207 was recorded under the caption “Receivable from Related Party” as of December 31, 2009 (See Note 16).

NOTE 14 - COMMITMENTS

Operating Lease Obligations

Blue Tassel School leases a land use right and 20 buildings located in Suzhou City Wuzhong Economy Development District from Minglong, the former shareholder of Blue Tassel School (Note 4). The term of the lease agreement is 10 years starting March 12, 2008. The lease is considered an operating lease. Rent expense and related maintenance expenses for the year ended December 31, 2009 and the period March 12, 2008 to December 31, 2008 was $1,811,139 and $1,481,290, respectively.

Aggregate minimum future lease payments under operating leases as of December 31, 2009 for each of the next five years and thereafter are as follows:

Period ending December 31,	Minimum lease payments
2010	$1,644,949
2011	1,644,949
2012	1,644,949
2013	1,644,949
2014	1,644,949
Thereafter	5,688,782
Total	$13,913,527

Consulting Agreements

In 2008, the Company engaged over 50 individuals (the “Consultants”) to provide various education consulting services for the Company. The agreements for 2008 provided for the payment of minimum consulting fees to the Consultants totaling $1,684,332 (RMB 11,700,000) for the service period January 1, 2008 to December 31, 2008.

In 2009, the Company renewed one year service contracts with 56 consultants to provide various education consulting services for the Company. On December 31, 2009, the Company authorized consulting fee payments totaling $846,788 to the 56 consultants who provided various education consulting services to the Company during 2009. The consulting fees were accrued in December 2009 and were paid in full on February 5, 2010.

On June 13, 2008, the Company executed an 18 month consulting agreement with Beijing JP Investment Advisors Limited (the “Advisors”). For consideration of 30,000 RMB ($4,392) per month, the Advisors provided services related to business development, marketing research, and prospective acquisitions.

For the years ended December 31, 2009 and 2008, consulting fees expense was $899,531 and $1,722,877, respectively.

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

For the year ended December 31, 2008, loss from operations of discontinued entity consisted of:

2008

Sales, net	$6,771
Cost of sales	-
Gross profit	6,771
Selling, general and administrative expenses	(13,997)
Net loss from operations of discontinued entity	$(7,226)

NOTE 16 – SUBSEQUENT EVENT

On March 2, 2010, China Ivy issued a total of 19,500,000 shares of its common stock in full satisfaction of the $1,560,000 convertible notes payable due to the four related parties disclosed in Note 7, increasing the issued and outstanding shares of China Ivy common stock from 3,082,500 shares to 22,582,500 shares.

On March 30, 2010, the Company received payment of RMB 20,000,000 ($2,930,000) from Minglong Industry Co. substantially satisfying an interest free advance receivable of $2,790,207 at December 31, 2009 due the Company discussed in Notes 3 and 13 above.

The Company has evaluated subsequent events through the date of filing of this Form 10-K and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.