Form 10-K/A
period 2009-12-31
CHINA IVY SCHOOL, INC.
filed 2010-05-14
CIK 1130128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note

This amendment is being filed to include a portion of the report of the registrant’s independent registered public accounting firm on the registrant’s audited financial statements for the years ended December 31, 2009 and 2008 concerning the registrant’s ability to continue as a “going concern,” which was  inadvertently omitted from the original filing on April 1, 2010.

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

16.1	Kabani & Company, Inc. letter regarding change of accountant (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 26, 2008).
21.1	List of Subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 14, 2010

CHINA IVY SCHOOL, INC.

By:	/s/ Yongqi Zhu
Yongqi Zhu
Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ Jian Xue
Jian Xue
Chief Financial Officer (principal financial and accounting officer)

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

To the Board of Directors and Stockholders of
China Ivy School, Inc.

I have audited the accompanying consolidated balance sheets of China Ivy School, Inc. and subsidiaries (the "Company") as of December 31, 2009 and December 31, 2008 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Ivy School, Inc. and subsidiaries as of December 31, 2009 and December 31, 2008 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s present financial condition raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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