Form 10-Q
period 2010-03-31
CHINA IVY SCHOOL, INC.
filed 2010-05-21
CIK 1130128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 21, 2010, the Registrant had outstanding 22,582,500 shares of common stock.

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

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	F-1

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	F-2

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2010 (Unaudited) and for the year ended December 31, 2009	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5 - F-17

Index

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,264,332	$46,187
Advances made to vendors	-	95,974
Advances to "key" and other employee	735,430	-
Receivable from related party	425,446	2,790,207
Receivable from sale and leaseback of real property - related party	1,156,639	1,156,639
Total Current Assets	4,581,847	4,089,007
Property and equipment, net	7,519,294	7,749,770
Receivable from sale and leaseback of real property - related party	3,420,931	3,710,090
Total Assets	$15,522,072	$15,548,867

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank borrowings	$10,401,500	$10,401,500
Convertible notes payable	-	1,560,000
Accounts payable and accrued expenses	661,246	1,731,502
Payables to related parties	643,161	719,341
Deferred revenue	2,125,085	715,535
Total Current Liabilities	13,830,992	15,127,878

Total Liabilities	13,830,992	15,127,878

Stockholders' Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, none issued and outstanding as of December 31, 2009 and 2008	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 22,582,500 and 3,082,500 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	22,583	3,083
Additional paid in capital	5,906,363	4,302,907
Statutory reserves	480,813	480,813
Accumulated deficit	(5,468,433)	(5,115,622)
Accumulated other comprehensive income	749,754	749,808
Total Stockholders' Equity	1,691,080	420,989

Total Liabilities and Stockholders' Equity	$15,522,072	$15,548,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009

Net revenue	$1,601,365	$1,487,382

Operating expenses
Teachers salaries and related expenses	682,244	576,133
Student expenses	310,040	-
Professional and consulting fees	30,000	46,523
Rent and related expenses	468,708	457,633
Depreciation and amortization	227,773	226,363
Other general and administrative expenses	182,221	94,954
Total operating expenses	1,900,986	1,401,606

Income (loss) from operations	(299,621)	85,776

Other (income) expense
Interest income	(146)	(131)
Interest expense	172,711	163,998
Loss on disposal of fixed assets	2,703	-
Accretion of discount on receivable from related party relating to sale of real property	(122,078)	(121,911)
Total Other (Income) Expense	53,190	41,956

Income (loss) before income taxes	(352,811)	43,820
Income taxes	-	-
Net income (loss)	(352,811)	43,820

Other comprehensive item
Foreign currency translation adjustment	(54)	(1,530)

Comprehensive income (loss)	$(352,865)	$42,290

Basic and diluted net income (loss) per share:	$(0.02)	$0.01

Weighted average number of basic and diluted shares outstanding	15,215,833	3,082,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2009

				Accumulated Other			Total
	Common Stock		Additional	Comprehensive	Statutory	Accumulated	Stockholders'
	Number of Shares	Amount	Paid in Capital	Income (Loss)	Reserves	Deficit	Equity
Balance December 31, 2008	3,082,500	3,083	4,302,907	754,008	480,813	(4,300,694)	1,240,117
Foreign currency translation adjustment	-	-	-	(4,200)	-	-	(4,200)
Net loss for the year ended December 31, 2009	-	-	-	-	-	(814,928)	(814,928)
Balance - December 31, 2009	3,082,500	3,083	4,302,907	749,808	480,813	(5,115,622)	420,989
Conversion of convertible notes	19,500,000	19,500	1,540,500	-	-	-	1,560,000
Imputed interest on convertible notes	-	-	62,956	-	-	-	62,956
Foreign currency translation adjustment	-	-	-	(54)	-	-	(54)
Net loss for the three months ended March 31, 2010 (Unaudited)	-	-	-	-	-	(352,811)	(352,811)
Balance - March 31, 2010 (Unaudited)	22,582,500	$22,583	$5,906,363	$749,754	$480,813	$(5,468,433)	$1,691,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(352,811)	$43,820
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	227,773	226,363
Imputed rent and related expense	411,237	410,957
Imputed interest on convertible notes	16,156
Accretion of discount on receivable from related party	(122,078)	(121,911)
Loss from disposal of fixed assets	2,703	-
Changes in operating assets and liabilities
Advances made to vendors	95,974	-
Increase in prepaid expenses	-	(31,013)
Decrease in accounts payable and accrued expenses	(1,023,456)	(296,582)
Increase in deferred revenue	1,409,550	1,017,071
Net cash provided by operating activities	665,048	1,248,705

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to "key" and other employee	(735,430)	-
Collection of prior year's advances made to related party	2,790,207	-
New advances made to related party	(425,446)	(4,392)
Net cash provided by (used in) investing activities	1,629,331	(4,392)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loans payable to related parties	(76,180)	(1,297,607)
Advances from related party	-	40,185
Net cash used in financing activities	(76,180)	(1,257,422)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(54)	2,089
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,218,145	(11,020)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	46,187	58,984
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$2,264,332	$47,964

Supplemental Disclosures of Cash Flow Information:
Income tax payments	$-	$-
Interest payments	$156,555	$163,998
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of 6% convertible notes	$1,560,000	$-
Imputed interest recorded as additional paid in capital	$62,956	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

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

Index

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of China Ivy and its subsidiaries Brighter International, and Blue Tassel School (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's reporting currency is the United States dollar.

Going Concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of March 31, 2010 and December 31, 2009, the Company had cash of $2,264,332 and $46,187, respectively, and working capital deficit of $9,249,145 and $11,038,871, respectively. The Company had accumulated deficit of $5,468,433 as of March 31, 2010. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition through a debt or equity offering of its securities and /or a business combination with another business entity. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Transaction gains or losses arising from exchange rate fluctuations on balances and transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There is no material foreign currency transaction gains or losses for the three months ended March 31, 2010 and 2009.

Index

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) topic 718-10, Stock Compensation (formerly, SFAS 123(R), “Accounting for Stock-Based Compensation”). As of March 31, 2010 and December 31, 2009, no stock options or warrants have been granted and none are outstanding.

Advertising

Advertising costs are expensed as incurred. There were no material advertising expense for the three months ended March 31, 2010 and 2009.

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

Index

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

Index

If the sum of the expected undiscounted cash flow is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets.  Based on its review, the Company believes that, as of March 31, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

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

Recently Adopted Accounting Standards

In February 2010, the Company adopted an amendment to previously adopted accounting guidance on subsequent event disclosure, which established standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Under the amended guidance, the Company is no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this requirement did not have a material impact on the Company’s financial condition or results of operations.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board issued guidance which expands the required disclosures about fair value measurements. This guidance requires disclosures about transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). This guidance is effective for the Company as of January 1, 2011. The adoption of this guidance will not have a material impact on its financial condition or results of operations.

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of March 31, 2010 and for the three months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the three months ended March 31, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date.

Index

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our Form 10 –K filed April 1, 2010.

NOTE 4 – ADVANCES TO “KEY” AND OTHER EMPLOYEE

Advances to “Key” and Other Employee consists of:

	March 31,	December 31,
	2010	2009
	(Unaudited)

Temporary advance to "key" employee	$732,500	$-
Loan to other employee	2,930	-
	$735,430	$-

The temporary advance to “key” employee outstanding on March 31, 2010 was repaid in full on April 1, 2010.

The loan to other employee is interest free and due on demand.

NOTE 5 - RECEIVABLE FROM RELATED PARTY

Minglong Industry Co. Ltd. (“Minglong”) is one of the Company’s significant shareholders and is controlled by the chief executive officer of the Company. Receivable from related party in the amount of $425,446 and $2,790,207 as of March 31, 2010 and December 31, 2009, respectively, represented the net amount advanced to Minglong (see Note 15). The receivable due from Minglong is interest free and due on demand.

NOTE 6 - RECEIVABLE FROM SALE AND LEASEBACK OF REAL PROPERTY - RELATED PARTY

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

Index

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

The loss on the March 12, 2008 sale of real property was $5,169,294, as follows:

Fair value of consideration received - $15,969,247 noninterest bearing receivable from Minglong due in annual installments of $1,603,405 until repaid (discounted at 7% interest rate)	$11,228,703
Effect of change in exchange rate	45,893
Net carrying value of land use right and buildings (less $113,057 foreign exchange translation adjustment)	(16,443,890)
Loss on sale of real property	$(5,169,294)

As of March 31, 2010 and December 31, 2009, the receivable from sale and leaseback of real property – related party changed as follows:

Balance due from Minglong at March 12, 2008 in connection with the sale and leaseback of real property, noninterest bearing (discounted)	$11,228,703

Amounts collected (See Note 15)	(7,681,172)
Accretion of discount on receivable	2,280,191
Foreign exchange translation adjustment	198,524
Balance at December 31, 2008	6,026,246
Amounts collected - during the year ended December 31, 2009	(1,625,300)
Accretion of discount on receivable	482,478
Foreign exchange translation adjustment	(16,695)
Balance at December 31, 2009	4,866,729
Amounts collected - during three months ended March 31, 2010	(411,237)
Accretion of discount on receivable	122,078
Foreign exchange translation adjustment	-
Balance at March 31, 2010 (Unaudited)	4,577,570
Less: current portion	1,156,639
Receivable from sale and leaseback of real property - related party	$3,420,931

Index

NOTE 7 – PROPERTY AND EQUIPMENT

As of March 31, and December 31, 2009, property, plant and equipment consist of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)

Infrastructure and leasehold improvements	$11,237,638	$11,237,638
Educational equipment	506,835	561,144
Automobiles	28,834	28,834
Total property and equipment	11,773,307	11,827,616
Accumulated depreciation	(4,254,013)	(4,077,846)
Property and equipment, net	$7,519,294	$7,749,770

The Company had depreciation expense of $227,773 and $226,363 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 8 - BANK BORROWINGS

The Company has borrowed $10,401,500 and $10,401,500 from two banks located in China under credit agreements as of March 31, 2010 and December 31, 2009, respectively. Borrowings under credit lines consist of the following:

	March 31,	December 31,
	2010	2009
Bank Borrowings	(Unaudited)
Borrowings from Huaxia Bank Suzhou Branch
Interest at 5.346% per annum, due by October 30, 2010	$2,637,000	$2,637,000
Interest at 5.346% per annum, due by November 5, 2010	2,197,500	2,197,500
Interest at 5.346% per annum, due by November 9, 2010	2,710,250	2,710,250
Interest at 5.346% per annum, due by November 18, 2010	1,098,750	1,098,750
Borrowings from Huaxia Bank Subtotal	8,643,500	8,643,500
Borrowings from Jiangsu Dongwu Rural Commercial Bank
Interest at 6.903% per annum, due by June 5, 2010	293,000	293,000
Interest at 6.903% per annum, due by June 5, 2010	1,465,000	1,465,000
Borrowings from Dongwu Rural Commercial Bank Subtotal	1,758,000	1,758,000
Total borrowings	10,401,500	10,401,500
Current portion	10,401,500	10,401,500
Long term portion	$-	$-

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank.  The Company acquired a 2,000,000 RMB (approximately $293,000) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 234 square meter residential unit and 62 square meter land use right owned by Ti Yin and Yan Hong, the third party assigned by the bank.

Index

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank.  The Company acquired a 11,000,000 RMB (approximately $1,611,500) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 477 square meter residential unit and 837 square meter land use right owned by the Chief Executive Officer of the Company. As of March 31, 2010 and December 31, 2009, the Company borrowed 10,000,000 RMB ($1,465,000).

The loans from Huaxia Bank are secured by the land use right of Blue Tassel School and four buildings totaling 20,926.86 square meters of the School.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

On June 30, 2009, the Company completed the sale of $1,560,000 principal amount of the Company's 6% Convertible Notes, due June 30, 2010 (the "Notes"). The Notes were sold to four related parties ($920,000 to the Company’s chief executive officer, $448,000 to Minglong Asia, and $192,000 to two other Company directors) outside the United States in a private transaction exempted from the registration requirements of the Securities Act of 1933 pursuant to Regulation D. The Notes accrued interest at the rate of 6% per annum and were to mature on June 30, 2010. The four related parties paid an aggregate of $1,560,000 for their Notes.

Holders of the Notes could at any time convert all or any portion of the principal amount of the Notes into shares of the Company's Common Stock at a conversion price, subject to adjustment, initially equal to eight cents ($0.08) per share. No interest was payable on any portion of a Note converted into Common Stock. Should the conversion price decrease or increase, the number of shares of Common Stock issuable upon conversion of the Notes would have been proportionately increased or decreased, as the case may be. In the event of default by the Company in its obligations under the Notes, Holders could have, at their option, declare the principal of the Note and the interest accrued thereon to be immediately due and payable.

On February 4, 2010, China Ivy issued a total of 19,500,000 shares of its common stock in full satisfaction of the $1,560,000 convertible notes payable due to the four related parties discussed above. Consequently, the Company’s issued and outstanding common stock increased from 3,082,500 shares to 22,582,500 shares. Accrued interest  in the amount of $62,956 was treated as additional paid in capital.

Index

NOTE 10 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company's accounts payable and accrued expenses as of March 31, 2010 and December 31, 2009 are summarized as follows:

	March 31,	December 31,
	2010	2009
	(Unaudited)

Accounts payable	$460,470	$490,001
Accrued wages	122,600	120,776
Accrued consulting fees	-	883,384
Accrued interest on convertible notes payable	-	46,800
Other accrued expenses	78,176	190,541
Total accounts payable and accrued expenses	$661,246	$1,731,502

On December 31, 2009, the Company authorized consulting fee payments totaling $846,788 to 56 consultants who provided various education consulting services to the Company during 2009. The consulting fees were accrued in December 2009 and were paid in full on February 5, 2010.

NOTE 11 - PAYABLES TO RELATED PARTIES

Payables to related parties consist of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Payable to Chief Financial Officer (See Note 15)	$-	$58,600
Payable to Mr. Yongqi Zhu	643,161	660,741
Total Payable to Related Parties	$643,161	$719,341

Payable to Chief Financial Officer in the amount of $58,600 as of December 31, 2009 represented the net balance of loans from the Chief Financial Officer of the Company. The payable was interest free and due on demand. The payable was paid in full during the first quarter of 2010.

Payable to Mr. Yongqi Zhu, the Chief Executive Officer of the Company, was $643,161 and $660,741 as of March 31, 2010 and December 31, 2009, respectively. The payable represented the net fund balance of Mr. Zhu advanced to the Company. The balance due to Mr. Zhu is interest free and due on demand.

NOTE 12 - DEFERRED REVENUE

The Company’s revenue consists of tuition fees, accommodation fees and others. Those fees will usually be collected in advance at the beginning of a semester. Spring semester runs from February to July. Autumn semester runs from August to January. The Company prorates the fees collected to applicable months during the semester, recognizes revenue in the corresponding periods and records unrecognized fees collected as deferred income. As of March 31, 2010 and December 31, 2009, the deferred revenue balance totaled $2,125,085 and $715,535, respectively.

Index

NOTE 13 - STATUTORY RESERVES

Statutory reserves consist of the following:

	March 31,	December 31,
	2010	2009
	(Unaudited)
Statutory surplus reserve	$307,853	$307,853
Statutory common welfare fund	172,960	172,960
Total	$480,813	$480,813

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

As an educational institution, the Blue Tassel School has an option not to make these appropriations. For the three months ended March 31, 2010 and the year ended December 31, 2009, the Company did not make any appropriations to the statutory reserves.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity at March 31, 2010 and December 31, 2009, were as follows:

Foreign Currency
Translation Adjustments
Balance at December 31, 2008	$754,008
Change during the year ended December 31, 2009	(4,200)
Balance at December 31, 2009	749,808
Change during the three months ended March 31, 2010 (Unaudited)	(54)
Balance at March 31, 2010 (Unaudited)	$749,754

Index

NOTE 15 - RELATED PARTY TRANSACTIONS

The Company will sometimes receive funds from and advance funds to Mr. Yongqi Zhu, one of its significant shareholders and the Chief Executive Officer of the Company. As of March 31, 2010 and December 31, 2009, the balance due to Mr. Zhu was $643,161 and $660,741, respectively, which was included in payables to related parties (see Note 11). The balance due to Mr. Zhu is interest free and due on demand.

During 2009, the Company received $146,500 from Ms. Xue, Chief Financial Officer of the Company and returned $146,500 to Ms. Xue in the fourth quarter of 2009. As of March 31, 2010 and December 31, 2009, the balance due to Ms. Xue was $0 and $58,600, respectively, which was interest free and due on demand (see Note 11).

Minglong is a former shareholder of Blue Tassel School. It is controlled by Mr. Zhu, the chief executive officer of the Company. On March 12, 2008, the Company sold a 91,993 square meters land use right and twenty buildings of 50,114 square meters to Minglong. The Company leased back the land use right and buildings pursuant to a 10 year lease from Minglong at the date of sale (see Note 6).

During 2008, the Company recorded rent expense of $1,296,466 to offset the scheduled amount due from related party in connection with the sale and leaseback of real property. Also, the Company received net cash inflow of $2,518,999 from Minglong. In addition, Company expenses of $2,181,385 and consulting fees of $1,684,322 were paid by Minglong. The Company agreed to apply and treat the above items totaling $7,681,172 as collections of the receivable from related party in connection with the sale and lease back of real property (See Note 6).

For the year ended December 31, 2009, the Company advanced net cash of $3,020,313 to Minglong. Minglong paid expenses of $156,734 and $73,372 on behalf of China Ivy during the year ended December 31, 2009 and 2008, respectively. A netted amount of $2,790,207 was recorded under the caption “Receivable from Related Party” as of December 31, 2009. On March 30, 2010, the Company received payment of RMB 20,000,000 ($2,930,000) from Minglong Industry Co. substantially satisfying an interest free advance receivable of $2,790,207 at December 31, 2009 due the Company.

During the three months ended March 31, 2010, Minglong paid expenses of $36,406 on behalf of the Company. In addition, the Company made new advances to Minglong of $601,645 during the three months ended March 31, 2010.

On December 31, 2009, the Company entered a twelve months lease agreement with Minglong to continue use of current office space located at 1 Suhua Road, Shiji Jinrong Building, suite 801, Suzhou Industrial Park, Jiangsu Province, P.R. China. The rent and related maintenance expense is $229,882 (RMB 1,569,163) per annum.

Index

NOTE 16 - COMMITMENTS

Operating Lease Obligations

Blue Tassel School leases a land use right and 20 buildings located in Suzhou City Wuzhong Economy Development District from Minglong, the former shareholder of Blue Tassel School (Note 6). The term of the lease agreement is 10 years starting March 12, 2008. The lease is considered an operating lease.

On December 31, 2009, the Company entered a twelve months lease agreement with Minglong to continue use of current office space located at 1 Suhua Road, Shiji Jinrong Building, suite 801, Suzhou Industrial Park, Jiangsu Province, P.R. China. The rent and related maintenance expense is $229,882 (RMB 1,569,163) per annum.

Rent expense and related maintenance expenses were $468,708 and $457,633 for the three months ended March 31, 2010 and 2009, respectively.

Aggregate minimum future lease payments under operating leases as of March 31, 2010 for each of the next five years and thereafter are as follows:

Period ending	Minimum lease
March 31,	payments
2011	$1,817,361
2012	1,644,949
2013	1,644,949
2014	1,644,949
2015	1,644,949
Thereafter	5,873,803
Total	$14,270,960

Consulting Agreements

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

On June 13, 2008, the Company executed an 18 month consulting agreement with Beijing JP Investment Advisors Limited (the “Advisors”). For consideration of 30,000 RMB ($4,392) per month, the Advisors provided services related to business development, marketing research, and prospective acquisitions. The consulting agreement was terminated on December 31, 2009.

For the three months ended March 31, 2010 and 2009, consulting fees expense was $0 and $13,176, respectively.

Index

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included in this Form 10-Q and Form 10-K filed on April 1, 2010.

Results of Operations

Comparison of Revenue for the Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
Revenue
Tuition fees	$1,429,840	$1,210,604
Accommodation fees	120,836	174,514
Other	50,689	102,264
Total Revenue	$1,601,365	$1,487,382

Net revenue for the three months ended March 31, 2010 totaled $1,601,365, an increase of $113,983, or approximately 8% compared to $1,487,382 for the three months ended March 31, 2009.  The revenue from tuition fees was $1,429,840 for the three months ended March 31, 2010, an increase of $219,236, or 18% compared to $1,210,604 for the three months ended March 31, 2009. The increase in tuition fees was primarily attributable to the slight increase of fees for certain students.  Our current enrollment (as of March 31, 2010) was 1,739 students, a decrease of 116 students, or 6%, compared to an enrollment of 1,855 students as of March31, 2009. The decreased accommodation fees were primarily due to decreased boarding student numbers.  The decreased other income was primarily due to the decreased kindergarten students in the program and decreased boarding students.

Comparison of Operating Expenses for the Three Months Ended March 31 2010 and 2009

	Three Months Ended March 31,
	2010	2009
Operating Expenses
Teachers salaries and related expenses	$682,244	$576,133
Professional and consulting fees	30,000	46,523
Rental and related expenses	468,708	457,633
Student expenses	310,040	-
Depreciation and amortization expenses	227,773	226,363
Other general and administrative expenses	182,221	94,954
Total Operating Expenses	$1,900,986	$1,401,606

Operating expenses for the year ended March 31, 2010 totaled $1,900,986, representing an increase of $499,380, or 36%, compared to $1,401,606 for the three months ended March 31, 2009. The increase in operating expenses was mainly attributable to the increase of teachers’ salaries and related expenses, students’ expenses and other general and administrative expenses. Student expenses consist of books, supplies, foods and miscellaneous student related expenses. The increase in student expenses was primarily attributable to the price control on student fees by the local authority. The Company is not able to increase the student related fees to cover actual costs without approval of local authority. The Company incurred more money on student related expenses than collected amount due to increased food price and higher price of other supplies.

Index

Comparison of Other Income and Expenses for the Three Months Ended March 31, 2010 and 2009

Other income and expenses consist of interest income, interest expense, loss on disposal of fixed assets and accretion of discount on receivable from leaseback. Other income and expense for the three months ended March 31, 2010 totaled a net expense of $53,190, an increase of $11,234, or 27% compared to net expense of $41,956 for the three months ended March 31, 2009.  The increase in net other expense mainly resulted from the $8,713 of increased interest expense and $2,703 loss on disposal of fixed assets.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $2,264,332 and $46,187 at March 31, 2010 and December 31, 2009, respectively.

Net cash provided by operating activities was $665,048 and $1,248,705 for the three months ended March 31, 2010 and 2009, respectively. The decrease in net cash provided by operating activities was due to the net loss of $352,811 incurred for the three months ended March 31, 2010 as compared to a net profit of $43,820 for the three months ended march 31, 2009, plus the increase in accounts payable and accrued expenses paid during the three months ended March 31, 2010 compared to payments made in 2009 offset principally by an increase in deferred revenue collected in the three months ended March 31, 2010 compared to that period for 2009.

Net cash provided by investing activities was $1,629,331 during three months ended March 31, 2010, compared to $4,392 used in during three months ended March 31, 2009. During three months ended March 31, 2010, the Company collected advances of $2,790,207 made in 2009 to an entity owned by the Company’s Chief Executive Officer who is also a significant shareholder in the Company. During three months ended March 31, 2010, the Company made new $425,446 advance to this related party.  On March 31, 2010, the Company made a temporary advance of $735,430 to its “key” employee. The advance was repaid in full on April 1, 2010.

Net cash used in financing activities was $76,180 and $1,257,422, respectively for the three months ended March 31, 2010 and 2009. Those were repayment of loans to related parties.

Index

Bank Borrowings

The Company has borrowed $10,401,500 and $10,401,500 from two banks located in China under credit agreements as of March 31, 2010 and December 31, 2009, respectively. Borrowings under credit lines consist of the following:

	March 31,	December 31,
	2010	2009
Bank Borrowings	(Unaudited)
Borrowings from Huaxia Bank Suzhou Branch
Interest at 5.346% per annum, due by October 30, 2010	$2,637,000	$2,637,000
Interest at 5.346% per annum, due by November 5, 2010	2,197,500	2,197,500
Interest at 5.346% per annum, due by November 9, 2010	2,710,250	2,710,250
Interest at 5.346% per annum, due by November 18, 2010	1,098,750	1,098,750
Borrowings from Huaxia Bank Subtotal	8,643,500	8,643,500
Borrowings from Jiangsu Dongwu Rural Commercial Bank
Interest at 6.903% per annum, due by June 5, 2010	293,000	293,000
Interest at 6.903% per annum, due by June 5, 2010	1,465,000	1,465,000
Borrowings from Dongwu Rural Commercial Bank Subtotal	1,758,000	1,758,000
Total borrowings	10,401,500	10,401,500
Current portion	10,401,500	10,401,500
Long term portion	$-	$-

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank.  The Company acquired a 2,000,000 RMB (approximately $293,000) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 234 square meter residential unit and 62 square meter land use right owned by Ti Yin and Yan Hong, the third party assigned by the bank.

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank.  The Company acquired a 11,000,000 RMB (approximately $1,611,500) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 477 square meter residential unit and 837 square meter land use right owned by the Chief Executive Officer of the Company. As of March 31, 2010 and December 31, 2009, the Company borrowed 10,000,000 RMB ($1,465,000).

The loans from Huaxia Bank are secured by the land use right of Blue Tassel School and four buildings totaling 20,926.86 square meters of the School.

Convertible Notes Payable

On June 30, 2009, the Company completed the sale of $1,560,000 principal amount of the Company's 6% Convertible Notes, due June 30, 2010 (the "Notes"). The Notes were sold to four related parties ($920,000 to the Company’s chief executive officer, $448,000 to Minglong Asia, and $192,000 to two other Company directors) outside the United States in a private transaction exempted from the registration requirements of the Securities Act of 1933 pursuant to Regulation D. The Notes accrued interest at the rate of 6% per annum and were to mature on June 30, 2010. The four related parties paid an aggregate of $1,560,000 for their Notes.

Holders of the Notes could at any time convert all or any portion of the principal amount of the Notes into shares of the Company's Common Stock at a conversion price, subject to adjustment, initially equal to eight cents ($0.08) per share. No interest was payable on any portion of a Note converted into Common Stock. Should the conversion price decrease or increase, the number of shares of Common Stock issuable upon conversion of the Notes would have been proportionately increased or decreased, as the case may be. In the event of default by the Company in its obligations under the Notes, Holders could have, at their option, declare the principal of the Note and the interest accrued thereon to be immediately due and payable.

On February 4, 2010, China Ivy issued a total of 19,500,000 shares of its common stock in full satisfaction of the $1,560,000 convertible notes payable due to the four related parties discussed above. Consequently, the Company’s issued and outstanding common stock increased from 3,082,500 shares to 22,582,500 shares. Accrued interest  in the amount of $62,956 was treated as additional paid in capital.

Index

Going Concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of March 31, 2010 and December 31, 2009, the Company had cash of $2,264,332 and $46,187, respectively, and working capital deficit of $9,249,145 and $11,038,871, respectively. The Company had accumulated deficit of $5,468,433 as of March 31, 2010. These factors create substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition through a debt or equity offering of its securities and /or a business combination with another business entity. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Index

Fair Value of Financial Instruments

In connection with the determination of accounts receivable from related party (Note 5), the Company used the following assumptions to calculate the present value at the date of the transactions: (1) annual rent payments of $1,603,405; (2) term of ten years; (3) interest rate of 7% per annum.

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

Recently Adopted Accounting Standards

In February 2010, the Company adopted an amendment to previously adopted accounting guidance on subsequent event disclosure, which established standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or available to be issued. Under the amended guidance, the Company is no longer required to disclose the date through which subsequent events have been evaluated. The adoption of this requirement did not have a material impact on the Company’s financial condition or results of operations.

Recently Issued Accounting Standards

In January 2010, the Financial Accounting Standards Board issued guidance which expands the required disclosures about fair value measurements. This guidance requires disclosures about transfers of investments between levels in the fair value hierarchy and disclosures relating to the reconciliation of fair value measurements using significant unobservable inputs (level 3 investments). This guidance is effective for the Company as of January 1, 2011. The adoption of this guidance will not have a material impact on its financial condition or results of operations.

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

Index

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

As of the end of the period covered by this report, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are not effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act, for the reasons set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, although the efforts described therein to improve our disclosure controls and procedures are ongoing.

(b) Changes in Internal Controls over Financial Reporting.

During the quarterly period ended March 31, 2010, there have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties, including but not limited to those discussed in "Risk Factors" in our Report on Form 10-K filed on April 1, 2010.  Such discussion is incorporated herein by reference.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2010

CHINA IVY SCHOOL, INC.

By:	/s/ Yongqi Zhu
Yongqi Zhu
Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jian Xue
Jian Xue
Chief Financial Officer (Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.