Form 10-Q
period 2010-06-30
CHINA IVY SCHOOL, INC.
filed 2010-08-18
CIK 1130128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-50240

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 13, 2010, 22,582,500 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Six Months Ended June 30, 2010 and 2009 (Unaudited)	F-2

Condensed Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2010 (Unaudited) and for the year ended December 31, 2009	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5 - F-17

Special Note Regarding Forward Looking Information

This report contains forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events, and financial performance. All statements made in this report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to, cash flows, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward-looking statements. In particular, the words "believe," "expect," "intend," "anticipate," "estimate," "plan," "may," "will," variations of such words and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that the statement is not forward looking. Readers should not place undue reliance on forward-looking statements which are based on management's current expectations and projections about future events, are not guarantees of future performance, and are subject to risks, uncertainties and assumptions. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors that could cause or contribute to such differences include those discussed in this report, particularly under the caption "Risk Factors." Except as required under the federal securities laws, we do not undertake any obligation to update the forward-looking statements in this report.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$214,215	$46,187
Advances made to vendors	1,475	95,974
Advances to employee	1,033	-
Receivable from related party	-	2,790,207
Receivable from sale and leaseback of real property - related party	1,164,534	1,156,639
Total Current Assets	1,381,257	4,089,007
Property and equipment, net	7,357,652	7,749,770
Advances to contractors under Company major campus renovation plan	2,967,700	-
Receivable from sale and leaseback of real property - related party	3,153,148	3,710,090
Total Assets	$14,859,757	$15,548,867

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank borrowings	$10,325,000	$10,401,500
Convertible notes payable	-	1,560,000
Accounts payable and accrued expenses	643,196	1,731,502
Payables to related parties	737,179	719,341
Deferred revenue	1,372,760	715,535
Total Current Liabilities	13,078,135	15,127,878

Total Liabilities	13,078,135	15,127,878

Stockholders' Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, none issued and outstanding as of June 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 22,582,500 and 3,082,500 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	22,583	3,083
Additional paid in capital	5,906,363	4,302,907
Statutory reserves	480,813	480,813
Accumulated deficit	(5,390,383)	(5,115,622)
Accumulated other comprehensive income	762,246	749,808
Total Stockholders' Equity	1,781,622	420,989

Total Liabilities and Stockholders' Equity	$14,859,757	$15,548,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net revenue	$1,524,948	$1,393,734	$3,126,313	$2,881,116

Operating expenses
Teachers salaries and related expenses	452,556	390,060	1,134,800	966,193
Student expenses	90,382	-	400,422	-
Professional and consulting fees	31,300	44,952	61,300	91,475
Rent and related expenses	468,708	411,237	937,416	868,870
Depreciation and amortization	227,662	225,898	455,435	452,261
Other general and administrative expenses	141,477	185,226	323,698	280,180
Total operating expenses	1,412,085	1,257,373	3,313,071	2,658,979

Income (loss) from operations	112,863	136,361	(186,758)	222,137

Other (income) expense
Interest income	(194)	(39)	(340)	(170)
Interest expense	157,085	162,303	329,796	326,301
Loss on disposal of property and equipment	-	-	2,703	-
Accretion of discount on receivable from related party relating to sale of real property	(122,078)	(122,078)	(244,156)	(243,989)
Total Other (Income) Expense	34,813	40,186	88,003	82,142

Income (loss) from operations	78,050	96,175	(274,761)	139,995
Provision for income tax	-	-	-	-

Net income (loss)	78,050	96,175	(274,761)	139,995

Other comprehensive item
Foreign currency translation adjustment	12,492	2,086	12,438	556

Comprehensive income (loss)	$90,542	$98,261	$(262,323)	$140,551

Basic net income (loss) per share:	$0.00	$0.03	$(0.01)	$0.05
Diluted net income (loss) per share:	$0.00	$0.03	$(0.01)	$0.04

Weighted average number of basic shares outstanding	22,582,500	3,082,500	18,919,517	3,082,500
Weighted average number of diluted shares outstanding	22,582,500	3,296,786	18,919,517	3,190,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2009

				Accumulated Other			Total
	Common Stock		Additional	Comprehensive	Statutory	Accumulated	Stockholders'
	Number of Shares	Amount	Paid in Capital	Income (Loss)	Reserves	Deficit	Equity
Balance December 31, 2008	3,082,500	$3,083	$4,302,907	$754,008	$480,813	$(4,300,694)	$1,240,117
Foreign currency translation adjustment	-	-	-	(4,200)	-	-	(4,200)
Net loss for the year ended December 31, 2009	-	-	-	-	-	(814,928)	(814,928)
Balance - December 31, 2009	3,082,500	3,083	4,302,907	749,808	480,813	(5,115,622)	420,989
Conversion of convertible notes	19,500,000	19,500	1,540,500	-	-	-	1,560,000
Satisfaction of accrued interest on conversion of convertible notes	-	-	62,956	-	-	-	62,956
Foreign currency translation adjustment	-	-	-	12,438	-	-	12,438
Net loss for the six months ended June 30, 2010 (Unaudited)	-	-	-	-	-	(274,761)	(274,761)
Balance - June 30, 2010 (Unaudited)	22,582,500	$22,583	$5,906,363	$762,246	$480,813	$(5,390,383)	$1,781,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(274,761)	$139,995
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	455,435	452,261
Imputed rent and related expense	822,475	821,913
Accrued interest on convertible notes	16,156	-
Accretion of discount on receivable from related party	(244,155)	(243,989)
Loss from disposal of property and equipment	2,703	-
Changes in operating assets and liabilities
Advances made to vendors	94,499	-
Increase in prepaid expenses	-	(146,933)
Decrease in accounts payable and accrued expenses	(1,041,506)	(541,162)
Increase in deferred revenue	657,225	283,519
Net cash provided by operating activities	488,071	765,604

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to contractors under Company major campus renovation plan	(2,967,700)	-
Acquisition of property and equipment	(16,247)	(5,284)
Advances to "key" and other employee	(735,430)	-
Repayment of advance to "key" and other employee	734,397	-
Collection of prior year's advances made to related party	2,790,207	-
New advances made to related party	(425,446)	(638,260)
Repayment and proceeds from related party	443,284	146,400
Net cash used in investing activities	(176,935)	(497,144)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings	-	1,756,800
Repayment of short term loans	(147,500)	(1,903,200)
Proceeds from convertible notes	-	1,560,000
Net cash (used in) provided by financing activities	(147,500)	1,413,600

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4,392	4,104
NET INCREASE IN CASH AND CASH EQUIVALENTS	168,028	1,686,164
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	46,187	58,984
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$214,215	$1,745,148

Supplemental Disclosures of Cash Flow Information:
Income tax payments	$-	$-
Interest payments	$329,796	$326,301
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of 6% convertible notes	$1,560,000	$-
Satisfaction of accrued interest on conversion of convertible notes	$62,956	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
 (FORMERLY CLAREMONT TECHNOLOGIES CORP.)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Organization

China Ivy School, Inc. (formerly Claremont Technologies Corp.) (“China Ivy") was incorporated on September 14, 1999 under the laws of the State of Nevada. China Ivy acquired a wholly owned subsidiary Safe Cell Tab Inc. ("Safe Cell") on August 22, 2003. Safe Cell was incorporated on May 9, 1996 under the laws of the Province of British Columbia, Canada and engaged in distributing Wi-Fi License and Mobius disposable cell phones. On July 31, 2008, the Company spun off Safe Cell to its stockholders.

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

Going Concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of June 30, 2010 and December 31, 2009, the Company had cash of $214,215 and $46,187, respectively, and a working capital deficit of $11,696,878 and $11,038,871, respectively. The Company also had an accumulated deficit of $5,390,383 as of June 30, 2010. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition through a debt or equity offering of its securities and /or a business combination with another business entity. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Transaction gains or losses arising from exchange rate fluctuations on balances and transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There is no material foreign currency transaction gains or losses for the six months ended June 30, 2010 and 2009.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) topic 718-10, Stock Compensation (formerly, SFAS 123(R), “Accounting for Stock-Based Compensation”). As of June 30, 2010 and December 31, 2009, no stock options or warrants have been granted and none are outstanding.

Advertising

Advertising costs are expensed as incurred. Advertising costs were not material for the three and six months ended June 30, 2010 and 2009.

Research and Development

In accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”) (formerly, SFAS No. 2, “Accounting For Research and Development Costs”), the Company expenses all research and development costs as incurred.

Segment Information

ASC 280-10 (formerly, SFAS No. 131, “Disclosure About Segments of and Enterprise and Related Information”) requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in demand deposit bank accounts, and all highly liquid debt instruments with original maturities of three months or less.

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

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable.  When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition.  If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets.  Based on its review, the Company believes that, as of June 30, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

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

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed similarly to basic net income (loss) per share except that it includes the potential dilution that could occur if dilutive securities were converted.

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

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows for the three and six months ended June 30, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six month period ended June 30, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date.

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

NOTE 4 - RECEIVABLE FROM RELATED PARTY

Minglong Industry Co. Ltd. (“Minglong”) is one of the Company’s significant shareholders and is controlled by the chief executive officer of the Company. Receivable from related party in the amount of $2,790,207 as of December 31, 2009, represented the net amount advanced to Minglong (see Note 14). The receivable due from Minglong was interest free and due on demand.

NOTE 5 - RECEIVABLE FROM SALE AND LEASEBACK OF REAL PROPERTY - RELATED PARTY

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
of $1,603,405 until repaid (discounted at 7% interest rate)	$11,228,703
Effect of change in exchange rate	45,893
Net carrying value of land use right and buildings
(less $113,057 foreign exchange translation adjustment)	(16,443,890)
Loss on sale of real property	$(5,169,294)

From March 12, 2008 to June 30, 2010, the receivable from sale and leaseback of real property – related party changed as follows:

Balance due from Minglong at March 12, 2008 in connection with the
sale and leaseback of real property, noninterest bearing (discounted)	$11,228,703

Amounts collected (See Note 15)	(7,681,172)
Accretion of discount on receivable	2,280,191
Foreign exchange translation adjustment	198,524
Balance at December 31, 2008	6,026,246
Amounts collected - during the year ended December 31, 2009	(1,625,300)
Accretion of discount on receivable	482,478
Foreign exchange translation adjustment	(16,695)
Balance at December 31, 2009	4,866,729
Amounts collected - during six months ended June 30, 2010	(822,475)
Accretion of discount on receivable	244,155
Foreign exchange translation adjustment	29,273
Balance at June 30, 2010 (Unaudited)	4,317,682
Less: current portion	1,164,534
Receivable from sale and leaseback of real property - related party	$3,153,148

NOTE 6 – PROPERTY AND EQUIPMENT

As of June 30, 2010 and December 31, 2009, property, plant and equipment consist of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)

Infrastructure and leasehold improvements	$11,314,345	$11,237,638
Educational equipment	526,543	561,144
Automobiles	29,031	28,834
Total property and equipment	11,869,919	11,827,616
Accumulated depreciation	(4,512,267)	(4,077,846)
Property and equipment, net	$7,357,652	$7,749,770

The Company had depreciation expense of $455,435 and $452,261 for the six months ended June 30, 2010 and 2009, respectively.

On May 24, 2010, the Company approved a major campus renovation plan with a total budget of RMB 26,000,000 ($3,835,000). In May 2010, the Company executed three contracts with three vendors for (1) central air conditioning system installation (RMB 12,300,000, or $1,814,250), (2) installation of 2,925 trees (RMB 7,280,000, or $1,073,800), and (3) renovation upgrade of school cafeteria (RMB 5,580,000, or $823,050), or for a total of RMB 25,160,000 ($3,711,100). As of June 30, 2010, a total of RMB 20,120,000 ($2,967,700) had been paid to the three contractors as required advances under the contracts, which amount is included in the consolidated balance sheet as “Advances to contractors under Company major campus renovation”.

The first contract provides for the work to be finished in August 2010 and provides for payments to the contractor of 80% in advance (RMB 9,840,000, or $1,451,400, was paid in June 2010), 10% within one year after project completion (RMB 1,230,000, or $181,425), and 10% within two years of project completion (RMB 1,230,000 or $181,425). The second contract provides for the work to be finished in September 2010 and provides for payments to the contractor of 80% in advance (RMB 5,820,000, or $858,450, was paid in June 2010), 10% within six months after project completion (RMB 728,000 or $107,380), and 10% within one year after project completion (RMB 732,000, or $107,970). The third contract provides for the work to be finished in September 2010 and provides for payments to the contractor of 80% in advance (RMB 4,460,000, or $657,850, was paid in June 2010), 10% within six months after project completion (RMB 558,000, or $82,305), and 10% within one year after project completion (RMB 562,000, or $82,895).

NOTE 7 - BANK BORROWINGS

The Company has borrowed $10,325,000 and $10,401,500 from two banks located in China under credit agreements as of June 30, 2010 and December 31, 2009, respectively. Borrowings under credit lines consist of the following:

	June 30,	December 31,
	2010	2009
Bank Borrowings	(Unaudited)
Borrowings from Huaxia Bank Suzhou Branch
Interest at 5.346% per annum, due by October 30, 2010	$2,655,000	$2,637,000
Interest at 5.346% per annum, due by November 5, 2010	2,212,500	2,197,500
Interest at 5.346% per annum, due by November 9, 2010	2,728,750	2,710,250
Interest at 5.346% per annum, due by November 18, 2010	1,106,250	1,098,750
Borrowings from Huaxia Bank Subtotal	8,702,500	8,643,500
Borrowings from Jiangsu Dongwu Rural Commercial Bank
Interest at 6.903% per annum, due by June 12, 2011	295,000	293,000
Interest at 6.903% per annum, due by June 12, 2011	1,327,500	1,465,000
Borrowings from Dongwu Rural Commercial Bank Subtotal	1,622,500	1,758,000
Total borrowings	10,325,000	10,401,500
Current portion	10,325,000	10,401,500
Long term portion	$-	$-

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank.  The Company acquired a 2,000,000 RMB (approximately $295,000) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 234 square meter residential unit and 62 square meter land use right owned by Ti Yin and Yan Hong, the third party assigned by the bank.

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank.  The Company acquired a 11,000,000 RMB (approximately $1,622,500) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 477 square meter residential unit and 837 square meter land use right owned by the Chief Executive Officer of the Company. As of June 30, 2010, the balance borrowed was 9,000,000 RMB ($1,327,500).

The loans from Huaxia Bank are secured by the land use right of Blue Tassel School and four buildings totaling 20,926.86 square meters of the School.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

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

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company's accounts payable and accrued expenses as of June 30, 2010 and December 31, 2009 are summarized as follows:

	June 30,	December 31,
	2010	2009
	(Unaudited)

Accounts payable	$505,246	$490,001
Accrued wages	120,002	120,776
Accrued consulting fees	-	883,384
Accrued interest on convertible notes payable	-	46,800
Other accrued expenses	17,948	190,541
Total accounts payable and accrued expenses	$643,196	$1,731,502

On December 31, 2009, the Company authorized consulting fee payments totaling $846,788 to 56 consultants who provided various education consulting services to the Company during 2009. The consulting fees were accrued in December 2009 and were paid in full on February 5, 2010.

NOTE 10 - PAYABLES TO RELATED PARTIES

Payables to related parties consist of the following:

	June 30,	December 31,
	2010	2009
	(Unaudited)
Payable to Chief Financial Officer (see Note 14)	$-	$58,600
Payable to Mr. Yongqi Zhu	647,552	660,741
Payable to Minglong (see Note 4)	89,627	-
Total Payable to Related Parties	$737,179	$719,341

Payable to Chief Financial Officer in the amount of $58,600 as of December 31, 2009 represented the net balance of loans from the Chief Financial Officer of the Company. The payable was interest free and due on demand. The payable was paid in full during the first quarter of 2010.

Payable to Mr. Yongqi Zhu, the Chief Executive Officer of the Company, was $647,552 and $660,741 as of June 30, 2010 and December 31, 2009, respectively. The payable represented the net balance of loans from Mr. Zhu advanced to the Company. The balance due to Mr. Zhu is interest free and due on demand.

Payable to Minglong was $89,627 and $0 as of June 30, 2010 and December 31, 2009, respectively. The balance at June 30, 2010 represents unreimbursed expenses paid by Minglong and cash advances from Minglong. The payable due to Minglong is interest free and due on demand.

NOTE 11 - DEFERRED REVENUE

The Company’s revenue consists of tuition fees, accommodation fees and others. Those fees will usually be collected in advance at the beginning of a semester. Spring semester runs from February to July. Autumn semester runs from August to January. Spring semester tuition is collected starting from December. Autumn semester tuition is collected starting from May. The Company prorates the fees collected to applicable months during the semester, recognizes revenue in the corresponding periods and records unrecognized fees collected as deferred income. As of June 30, 2010 and December 31, 2009, the deferred revenue balance totaled $1,372,760 and $715,535, respectively.

NOTE 12 - STATUTORY RESERVES

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

As an educational institution, the Blue Tassel School has an option not to make these appropriations. For the six months ended June 30, 2010 and the year ended December 31, 2009, the Company did not make any appropriations to the statutory reserves.

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity at June 30, 2010 and December 31, 2009, were as follows:

Foreign Currency
Translation Adjustments

Balance at December 31, 2008	$754,008
Change during the year ended December 31, 2009	(4,200)
Balance at December 31, 2009	749,808
Change during the six months ended June 30, 2010 (Unaudited)	12,438
Balance at June 30, 2010 (Unaudited)	$762,246

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company will sometimes receive funds from and advance funds to Mr. Yongqi Zhu, one of its significant shareholders and the Chief Executive Officer of the Company. As of June 30, 2010 and December 31, 2009, the balance due to Mr. Zhu was $647,552 and $660,741, respectively, which was included in payables to related parties (see Note 10). The balance due to Mr. Zhu is interest free and due on demand.

During 2009, the Company received $146,500 from Ms. Xue, Chief Financial Officer of the Company and returned $146,500 to Mr. Xue in the fourth quarter of 2009. As of June 30, 2010 and December 31, 2009, the balance due to Ms. Xue was $0 and $58,600, respectively, which was interest free and due on demand (see Note 10).

Minglong is a former shareholder of Blue Tassel School. It is controlled by Mr. Zhu, the chief executive officer of the Company. On March 12, 2008, the Company sold a 91,993 square meters land use right and twenty buildings of 50,114 square meters to Minglong. The Company leased back the land use right and buildings pursuant to a 10 year lease from Minglong at the date of sale (see Note 5).

During 2008, the Company recorded rent expense of $1,296,466 to offset the scheduled amount due from related party in connection with the sale and leaseback of real property. Also, the Company received net cash inflow of $2,518,999 from Minglong. In addition, Company expenses of $2,181,385 and consulting fees of $1,684,322 were paid by Minglong. The Company agreed to apply and treat the above items totaling $7,681,172 as collections of the receivable from related party in connection with the sale and lease back of real property (See Note 5).

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

During the six months ended June 30, 2010, Minglong paid expenses of $36,406 on behalf of the Company.

On December 31, 2009, the Company entered into a one year lease agreement with Minglong to continue use of current office space located at 1 Suhua Road, Shiji Jinrong Building, Suite 801, Suzhou Industrial Park, Jiangsu Province, P.R. China. The rent and related maintenance expense is $231,452 (RMB 1,569,163) per annum.

NOTE 15 - COMMITMENTS

Operating Lease Obligations

Blue Tassel School leases a land use right and 20 buildings located in Suzhou City Wuzhong Economy Development District from Minglong, the former shareholder of Blue Tassel School (Note 5). The term of the lease agreement is 10 years starting March 12, 2008. The lease is considered an operating lease.

On December 31, 2009, the Company entered into a one year lease agreement with Minglong to continue use of current office space located at 1 Suhua Road, Shiji Jinrong Building, Suite 801, Suzhou Industrial Park, Jiangsu Province, P.R. China. The rent and related maintenance expense is $231,452 (RMB 1,569,163) per annum.

Rent expense and related maintenance expenses were $937,416 and $868,870 for the six months ended June 30, 2010 and 2009, respectively.

Aggregate minimum future lease payments under operating leases as of June 30, 2010 for each of the next five years and thereafter are as follows:

Period ending June 30,	Minimum lease payments
2011	$1,771,904
2012	1,656,178
2013	1,656,178
2014	1,656,178
2015	1,656,178
Thereafter	4,554,489
Total	$12,951,105

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

On June 15, 2010, the Company authorized to contract with 56 consultants to provide various education consulting services for the Company from July 1, 2010 to December 31, 2010. Total estimated consulting fees are $743,400.

For the six months ended June 30, 2010 and 2009, consulting fees expense was $0 and $26,523, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included in this Form 10-Q and Form 10-K filed on April 1, 2010.

The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected.  Factors that may cause future results to differ materially from those projected include, but are not limited to, those discussed in "Risk Factors" in our report on Form 10-K for the year ended December 31, 2009, and elsewhere in this Form 10-Q.

Results of Operations

Three Months Ended June 30, 2010 as compared to Three Months Ended June 30, 2009

Comparison of Revenue for the Three Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,
	2010	2009
Revenue
Tuition fees	$1,307,322	$1,139,541
Accommodation fees	134,121	155,303
Other	83,505	98,890
Total Revenue	$1,524,948	$1,393,734

Net revenue for the three months ended June 30, 2010 totaled $1,524,948, an increase of $131,214 or approximately 9% compared to $1,393,734 for the three months ended June 30, 2009.  The revenue from tuition fees was $1,307,322 for the three months ended June 30, 2010, an increase of $167,781, or 15% compared to $1,139,541 for the three months ended June 30, 2009. The increase in tuition fees was primarily attributable to the slight increase of fees for certain students.  Our current enrollment (as of June 30, 2010) was 1,810 students, a decrease of 45 students, or 2%, compared to an enrollment of 1,855 students as of June 30, 2009. The decreased accommodation fees were primarily due to decreased boarding student numbers.  The decreased other income was primarily due to the decreased kindergarten students in program and decreased boarding students.

Comparison of Operating Expenses for the Three Months Ended June 30 2010 and 2009

	Three Months Ended June 30,
	2010	2009
Operating Expenses
Teachers salaries and related expenses	$452,556	$390,060
Professional and consulting fees	31,300	44,952
Rental and related expenses	468,708	411,237
Student expenses	90,382	-
Depreciation and amortization expenses	227,662	225,898
Other general and administrative expenses	141,477	185,226
Total Operating Expenses	$1,412,085	$1,257,373

Operating expenses for the three months ended June 30, 2010 totaled $1,412,085, representing an increase of $154,712, or 12%, compared to $1,257,373 for the comparable period of 2009. The increase in operating expenses was mainly attributable to the increase in teachers’ salaries and related expenses, students’ expenses. The prices of food and other supplies are increasing continually. The Company was not able to cover the student related costs by increasing the fees without approval of local authority. The increase in student expenses was the result of price control on student fees by the local authority.

Comparison of Other Income and Expenses for the Three Months Ended June 30, 2010 and 2009

Other income and expenses consist of interest income, interest expense, loss on disposal of fixed assets and accretion of discount on receivable from leaseback. Other income and expense for the three months ended June 30, 2010 totaled a net expense of $34,813, decreased in $5,373, or 13%, compared to net expense of $40,186 for the three months ended June 30, 2009.  The decrease of net other expense was the result of reduced interest expenses.

Six Months Ended June 30, 2010 as compared to Six Months Ended June 30, 2009

Comparison of Revenue for the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,
	2010	2009
Revenue
Tuition fees	$2,737,162	$2,350,145
Accommodation fees	254,957	329,817
Other	134,194	201,154
Total Revenue	$3,126,313	$2,881,116

Net revenue for the six months ended June 30, 2010 totaled $3,126,313, an increase of $245,197 or approximately 9% compared to $2,881,116 for the six months ended June 30, 2009.  The revenue from tuition fees was $2,737,162 for the six months ended June 30, 2010, an increase of $387,017, or 16% compared to $2,350,145 for the six months ended June 30, 2009. The increase in tuition fees was primarily attributable to the slight increase of fees for certain students.  Our current enrollment (as of June 30, 2010) was 1,810 students, a decrease of 45 students, or 2%, compared to an enrollment of 1,855 students as of June 30, 2009. The decreased accommodation fees were primarily due to decreased boarding student numbers. The decreased other income was primarily due to the decreased kindergarten students in program and decreased boarding students.

Comparison of Operating Expenses for the six Months Ended June 30 2010 and 2009

	Six Months Ended June 30,
	2010	2009
Operating Expenses
Teachers salaries and related expenses	$1,134,800	$966,193
Professional and consulting fees	61,300	91,475
Rental and related expenses	937,416	868,870
Student expenses	400,422	-
Depreciation and amortization expenses	455,435	452,261
Other general and administrative expenses	323,698	280,180
Total Operating Expenses	$3,313,071	$2,658,979

Operating expenses for the six months ended June 30, 2010 totaled $3,313,071, representing an increase of $654,092, or 25%, compared to $2,658,979 for the comparable period of 2009. The increase in operating expenses was mainly attributable to increase in teachers’ salaries and related expenses, students’ expenses. Student expenses consist of books, supplies, foods and miscellaneous expenses. The prices of food and other supplies are increasing continually. The Company was not able to cover the student related cost by increasing the fees without approval of local authority. The increase in student expenses was the result of price control on student fees by the local authority.

Comparison of Other Income and Expenses for the Six Months Ended June 30, 2010 and 2009

Other income and expenses consist of interest income, interest expense, loss on disposal of fixed assets and accretion of discount on receivable from leaseback. Other income and expense for the six months ended June 30, 2010 totaled a net expense of $88,003, increased in $5,861, or 7%, compared to net expense of $82,142 for the comparable period of 2009. The increase of net other expense was primarily attribute to the increase in interest expenses and a loss on sale of property.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $214,215 and $46,187 at June 30, 2010 and December 31, 2009, respectively.

Net cash provided by operating activities was $488,071 and $765,604 for the six months ended June 30, 2010 and 2009, respectively. The decrease in net cash provided by operating activities in 2010 was due to the Company’s net loss in 2010 compared to a net profit in 2009,  and the  fact that the Company paid more accounts payable and accrued expenses during six months ended June 30, 2010 than the similar payments made in 2009.

Net cash used in investing activities was $176,935 and 497,144 for the six months ended June 30, 2010 and 2009, respectively. During six months ended June 30, 2010, the Company collected advances of $2,790,207 made in 2009 to an entity owned by the Company’s Chief Executive Officer who is also a significant shareholder in the Company. During six months ended June 30, 2010, the Company made new $425,446 advance to this related party in the first quarter and received $443,284 from the related entity in second quarter. On March 31, 2010, the Company made a temporary advance of $735,430 to its “key” employee. The advance was repaid in full on April 1, 2010. On May 24, 2010, the Company approved a major renovation plan with budget of RMB 26,000,000 ($3,835,000) for major renovation of school air-condition, landscaping and other school facilities. During the May 2010, the Company signed three renovation contracts with three vendors, with a total value for the contracts amounting to RMB 25,160,000 ($3,711,100). As of June 30, 2010, RMB 20,120,000 ($2,967,700), 80% of contracted value was paid. New equipment purchased was $16,247 and $5,284 for the six months ended June 30, 2010 and 2009, respectively.

Net cash used in financing activities was $147,500, and was represented by repayment of short term bank loans  during the six months ended June 30, 2010. During the six months ended June 30, 2009, net repayment of short term bank loans was $146,400. On June 30, 2009, the Company completed the sale of $1,560,000 principal amount of the Company's 6% Convertible Notes, due June 30, 2010 (the "Notes"). The Notes were sold to four related parties. On February 4, 2010, China Ivy issued a total of 19,500,000 shares of its common stock in full satisfaction of the $1,560,000 convertible notes

Bank Borrowings

The Company has borrowed $10,325,000 and $10,401,500 from two banks located in China under credit agreements as of June 30, 2010 and December 31, 2009, respectively. Borrowings under credit lines consist of the following:

	June 30,	December 31,
	2010	2009
Bank Borrowings	(Unaudited)
Borrowings from Huaxia Bank Suzhou Branch
Interest at 5.346% per annum, due by October 30, 2010	$2,655,000	$2,637,000
Interest at 5.346% per annum, due by November 5, 2010	2,212,500	2,197,500
Interest at 5.346% per annum, due by November 9, 2010	2,728,750	2,710,250
Interest at 5.346% per annum, due by November 18, 2010	1,106,250	1,098,750
Borrowings from Huaxia Bank Subtotal	8,702,500	8,643,500
Borrowings from Jiangsu Dongwu Rural Commercial Bank
Interest at 6.903% per annum, due by June 12, 2011	295,000	293,000
Interest at 6.903% per annum, due by June 12, 2011	1,327,500	1,465,000
Borrowings from Dongwu Rural Commercial Bank Subtotal	1,622,500	1,758,000
Total borrowings	10,325,000	10,401,500
Current portion	10,325,000	10,401,500
Long term portion	$-	$-

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank.  The Company acquired a 2,000,000 RMB (approximately $295,000) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 234 square meter residential unit and 62 square meter land use right owned by Ti Yin and Yan Hong, the third party assigned by the bank.

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank.  The Company acquired a 11,000,000 RMB (approximately $1,622,500) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 477 square meter residential unit and 837 square meter land use right owned by the Chief Executive Officer of the Company. As of June 30, 2010, the balance borrowed was 9,000,000 RMB ($1,327,500).

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

Going Concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of June 30, 2010 and December 31, 2009, the Company had cash of $214,215 and $46,187, respectively, and a working capital deficit of $11,696,878 and $11,038,871, respectively. The Company also had an accumulated deficit of $5,390,383 as of June 30, 2010. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition through a debt or equity offering of its securities and /or a business combination with another business entity. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

The Company’s revenue consists of tuition fees, donated tuition fees, accommodation fees and others. Those fees will usually be collected in advance at the beginning of a semester. Spring semester runs from February to July. Autumn semester runs from August to January. The Company prorates the fees collected to applicable months during the semester, recognizes revenue in the corresponding periods and records unrecognized fees collected as deferred income. As of June 30, 2010 and December 31, 2009, the deferred revenue balance was $1,372,760 and $715,535, respectively.

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

Not required.

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

Changes in Internal Controls over Financial Reporting.

During the quarterly period ended June 30, 2010, there have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2009, which discussion is incorporated herein by reference.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

Item 6. Exhibits.

(a) Exhibits

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA IVY SCHOOL, INC.

Date: August 18, 2010	By:	/s/ Yongqi Zhu
Yongqi Zhu Chairman and Chief Executive Officer (Principal Executive Officer)

Date: August 18, 2010		/s/ Jian Xue______
Jian Xue
Chief Financial Officer (Principal Financial
and Accounting Officer)