Form 10-Q
period 2010-09-30
CHINA IVY SCHOOL, INC.
filed 2010-11-19
CIK 1130128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of November 15, 2010, 22,582,500 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

PART I. FINANCIAL INFORMATION

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

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 31, 2010 and 2009 (Unaudited)	F-2

Condensed Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 31, 2010 (Unaudited) and for the year ended December 31, 2009	F-3

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 31, 2010 and 2009 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5 - F-16

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$51,426	$46,187
Advances made to vendors	1,495	95,974
Advances to employee	4,365	-
Receivable from related party	1,437,613	2,790,207
Receivable from sale and leaseback of real property - related party	1,180,087	1,156,639
Total Current Assets	2,674,986	4,089,007
Property and equipment, net	7,240,977	7,749,770
Advances to contractors under Company major campus renovation plan	3,007,336	-
Receivable from sale and leaseback of real property - related party	2,900,240	3,710,090

Total Assets	$15,823,539	$15,548,867

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank borrowings	$10,462,900	$10,401,500
Convertible notes payable	-	1,560,000
Accounts payable and accrued expenses	1,017,899	1,731,502
Payables to related parties	610,604	719,341
Deferred revenue	2,294,056	715,535
Total Current Liabilities	14,385,459	15,127,878

Total Liabilities	14,385,459	15,127,878

Stockholders' Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, none issued and outstanding as of September 30, 2010 and December 31, 2009	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 22,582,500 and 3,082,500 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	22,583	3,083
Additional paid in capital	5,906,363	4,302,907
Statutory reserves	480,813	480,813
Accumulated deficit	(5,753,775)	(5,115,622)
Accumulated other comprehensive income	782,096	749,808
Total Stockholders' Equity	1,438,080	420,989

Total Liabilities and Stockholders' Equity	$15,823,539	$15,548,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009 (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net revenue	$1,577,826	$1,652,292	$4,704,139	$4,533,408

Operating expenses
Teachers salaries and related expenses	436,900	782,967	1,571,700	1,749,160
Student expenses	206,167	-	606,589	-
Professional and consulting fees	389,290	48,176	450,590	139,651
Rent and related expenses	472,739	457,946	1,410,155	1,326,816
Depreciation and amortization	228,988	225,642	684,423	677,903
Other general and administrative expenses	167,814	463,872	491,512	744,052
Total operating expenses	1,901,898	1,978,603	5,214,969	4,637,582

Loss from operations	(324,072)	(326,311)	(510,830)	(104,174)

Other (income) expense
Interest income	(466)	(621)	(806)	(791)
Interest expense	158,804	187,582	488,600	513,883
Loss on disposal of property and equipment	4,110	-	6,813	-
Accretion of discount on receivable from related party relating to sale of real property	(123,128)	(121,994)	(367,284)	(365,983)
Total Other (Income) Expense	39,320	64,967	127,323	147,109

Loss Before Income Tax	(363,392)	(391,278)	(638,153)	(251,283)
Provision for income tax	-	-	-	-

Net Loss	(363,392)	(391,278)	(638,153)	(251,283)

Other comprehensive item
Foreign currency translation adjustment	19,850	4,090	32,288	556

Comprehensive income (loss)	$(343,542)	$(387,188)	$(605,865)	$(250,727)

Basic and diluted net loss per share:	$(0.02)	$(0.13)	$(0.03)	$(0.08)

Weighted average number of basic and diluted shares outstanding	22,582,500	3,082,500	20,153,929	3,082,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2009

	Common Stock		Additional	Accumulated Other Comprehensive	Statutory	Accumulated	Total Stockholders'
	Number of Shares	Amount	Paid in Capital	Income (Loss)	Reserves	Deficit	Equity
Balance December 31, 2008	3,082,500	$3,083	$4,302,907	$754,008	$480,813	$(4,300,694)	$1,240,117
Foreign currency translation adjustment	-	-	-	(4,200)	-	-	(4,200)
Net loss for the year ended December 31, 2009	-	-	-	-	-	(814,928)	(814,928)
Balance - December 31, 2009	3,082,500	3,083	4,302,907	749,808	480,813	(5,115,622)	420,989
Conversion of convertible notes	19,500,000	19,500	1,540,500	-	-	-	1,560,000
Satisfaction of accrued interest on conversion of convertible notes	-	-	62,956	-	-	-	62,956
Foreign currency translation adjustment	-	-	-	32,288	-	-	32,288
Net loss for the nine months ended September 30, 2010 (Unaudited)	-	-	-	-	-	(638,153)	(638,153)
Balance - September 30, 2010 (Unaudited)	22,582,500	$22,583	$5,906,363	$782,096	$480,813	$(5,753,775)	$1,438,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(638,153)	$(251,283)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	684,424	677,903
Imputed rent and related expense	1,237,249	1,232,870
Accrued interest on convertible notes	16,156	-
Accretion of discount on receivable from related party	(367,283)	(365,983)
Loss from disposal of property and equipment	6,813	-
Changes in operating assets and liabilities
Decrease in advances made to vendors	94,479	-
Increase in prepaid expenses	-	(172,307)
(Decrease) increase in accounts payable and accrued expenses	(666,803)	55,384
Increase in deferred revenue	1,578,521	1,634,368
Net cash provided by operating activities	1,945,403	2,810,952

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to contractors under Company major campus renovation plan	(3,007,336)	-
Acquisition of property and equipment	(52,564)	(16,733)
Proceeds from disposal of assets	7,949	-
Advances to "key" and other employees	(738,762)	-
Repayment of advances to "key" and other employees	734,397	-
Collection of prior year's advances made to related party	2,790,207	-
New advance made to related party	(1,437,613)	(4,323,818)
Repayment of advances made to related party	-	146,500
Net cash used in investing activities	(1,703,722)	(4,194,051)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank borrowings	-	1,758,000
Repayment of short term loans	(149,470)	(1,904,500)
Proceeds from convertible notes	-	1,560,000
Repayment of amounts payable to other related parties	(108,737)	-
Net cash( used in) provided by financing activities	(258,207)	1,413,500

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	21,765	5,014
NET INCREASE IN CASH AND CASH EQUIVALENTS	5,239	35,415
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	46,187	58,984
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$51,426	$94,399

Supplemental Disclosures of Cash Flow Information:
Income tax payments	$-	$-
Interest payments	$472,204	$474,758
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of 6% convertible notes	$1,560,000	$-
Satisfaction of accrued interest on conversion of convertible notes	$62,956	$-

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of China Ivy and its subsidiaries Brighter International Limited, and Blue Tassel School (collectively, the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The Company's reporting currency is the United States dollar.

Going Concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of September 30, 2010 and December 31, 2009, the Company had cash of $51,426 and $46,187, respectively, and a working capital deficit of $11,710,473 and $11,038,871, respectively. The Company also had an accumulated deficit of $5,753,775 as of September 30, 2010. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition through a debt or equity offering of its securities and /or a business combination with another business entity. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Transaction gains or losses arising from exchange rate fluctuations on balances and transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.  There is no material foreign currency transaction gain or losses for the nine months ended September 30, 2010 and 2009.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) topic 718-10, Stock Compensation (formerly, SFAS 123(R), “Accounting for Stock-Based Compensation”). As of September 30, 2010 and December 31, 2009, no stock options or warrants have been granted and none are outstanding.

Advertising

Advertising costs are expensed as incurred. Advertising costs were not material for the three and nine months ended September 30, 2010 and 2009.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, advances made to vendors, advances to employees, receivable from related party, receivable from sale and leaseback of real property - related party, bank borrowings, convertible notes payable, accounts payable and accrued expenses, and payables to related parties.  The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments or based upon market quotations of instruments with similar interest rates and maturities.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable.  When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition.  If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets.  Based on its review, the Company believes that, as of September 30, 2010 and December 31, 2009, there were no significant impairments of its long-lived assets.

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

We adopted the accounting principles established by ASU 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, effective January 1, 2010. This ASU requires an ongoing reassessment and replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE.  The adoption of this new guidance did not have a material effect on our financial statements.

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

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the three and nine months ended September 30, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine month period ended September 30, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010. The balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our Form 10 –K/A filed May 14, 2010.

NOTE 4 - RECEIVABLE FROM RELATED PARTY

Minglong Industry Co. Ltd. (“Minglong”) is one of the Company’s significant shareholders and is controlled by the chief executive officer of the Company. Receivable from related party in the amount of $1,437,613 and $2,790,207, respectively, as of September 30, 2010 and December 31, 2009, represented the net amount advanced to Minglong (see Note 14). The receivable due from Minglong is interest free and due on demand.

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
of $1,603,405 until repaid (discounted at 7% interest rate)	$11,228,703
Effect of change in exchange rate	45,893
Net carrying value of land use right and buildings
(less $113,057 foreign exchange translation adjustment)	(16,443,890)
Loss on sale of real property	$(5,169,294)

From March 12, 2008 to September 30, 2010, the receivable from sale and leaseback of real property – related party changed as follows:

Balance due from Minglong at March 12, 2008 in connection with the
sale and leaseback of real property, noninterest bearing (discounted)	$11,228,703
Amounts collected (See Note 14)	(7,681,172)
Accretion of discount on receivable	2,280,191
Foreign exchange translation adjustment	198,524
Balance at December 31, 2008	6,026,246
Amounts collected - during the year ended December 31, 2009	(1,625,300)
Accretion of discount on receivable	482,478
Foreign exchange translation adjustment	(16,695)
Balance at December 31, 2009	4,866,729
Amounts collected - during nine months ended September 30, 2010	(1,237,249)
Accretion of discount on receivable	367,283
Foreign exchange translation adjustment	83,564
Balance at September 30, 2010 (Unaudited)	4,080,327
Less: current portion	1,180,087
Receivable from sale and leaseback of real property - related party	$2,900,240

NOTE 6 – PROPERTY AND EQUIPMENT

As of September 30, 2010 and December 31, 2009, property, plant and equipment consist of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)

Infrastructure and leasehold improvements	$11,465,460	$11,237,638
Educational equipment	535,473	561,144
Automobiles	34,201	28,834
Total property and equipment	12,035,134	11,827,616
Accumulated depreciation	(4,794,157)	(4,077,846)
Property and equipment, net	$7,240,977	$7,749,770

The Company had depreciation expense of $684,423 and $677,903 for the nine months ended September 30, 2010 and 2009, respectively.

On May 24, 2010, the Company approved a major campus renovation plan with a total budget of RMB 26,000,000 ($3,886,220). In May 2010, the Company executed three contracts with three vendors for (1) central air conditioning system installation (RMB 12,300,000, or $1,838,481), (2) installation of 2,925 trees (RMB 7,280,000, or $1,088,142), and (3) renovation upgrade of school cafeteria (RMB 5,580,000, or $834,043), or for a total of RMB 25,160,000 ($3,760,666). As of September 30, 2010, a total of RMB 20,120,000 ($3,007,336) had been paid to the three contractors as required advances under the contracts, which amount is included in the consolidated balance sheet as “Advances to contractors under Company major campus renovation plan”.

The first contract provides for the work to be finished in August 2010 and provides for payments to the contractor of 80% in advance (RMB 9,840,000, or $1,470,785, was paid in June 2010), 10% within one year after project completion (RMB 1,230,000, or $183,848), and 10% within two years of project completion (RMB 1,230,000 or $183,848). The second contract provides for the work to be finished in September 2010 and provides for payments to the contractor of 80% in advance (RMB 5,820,000, or $869,915, was paid in June 2010), 10% within six months after project completion (RMB 728,000 or $108,814), and 10% within one year after project completion (RMB 732,000, or $109,413). The third contract provides for the work to be finished in September 2010 and provides for payments to the contractor of 80% in advance (RMB 4,460,000, or $666,636, was paid in June 2010), 10% within six months after project completion (RMB 558,000, or $83,404), and 10% within one year after project completion (RMB 562,000, or $84,003).

Due to inclement weather, completion of the campus renovation project is not expected until December 2010.

NOTE 7 - BANK BORROWINGS

The Company has borrowed $10,462,900 and $10,401,500 from two banks located in China under credit agreements as of September 30, 2010 and December 31, 2009, respectively. Borrowings under credit lines consist of the following:

	September 30,	December 31,
	2010	2009
Bank Borrowings	(Unaudited)
Borrowings from Huaxia Bank Suzhou Branch
Interest at 5.346% per annum, due by October 30, 2010	$2,690,460	$2,637,000
Interest at 5.346% per annum, due by November 5, 2010	2,242,050	2,197,500
Interest at 5.346% per annum, due by November 9, 2010	2,765,195	2,710,250
Interest at 5.346% per annum, due by November 18, 2010	1,121,025	1,098,750
Borrowings from Huaxia Bank Subtotal	8,818,730	8,643,500
Borrowings from Jiangsu Dongwu Rural Commercial Bank
Interest at 6.903% per annum, due by June 12, 2011	298,940	293,000
Interest at 6.903% per annum, due by June 12, 2011	1,345,230	1,465,000
Borrowings from Dongwu Rural Commercial Bank Subtotal	1,644,170	1,758,000
Total borrowings	10,462,900	10,401,500
Current portion	10,462,900	10,401,500
Long term portion	$-	$-

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank.  The Company acquired a 2,000,000 RMB (approximately $298,940) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 234 square meter residential unit and a 62 square meter land use right owned by Ti Yin and Yan Hong, the third party assigned by the bank.

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank.  The Company acquired a 11,000,000 RMB (approximately $1,345,230) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 477 square meter residential unit and a 837 square meter land use right owned by the Chief Executive Officer of the Company. As of September 30, 2010, the balance borrowed was 9,000,000 RMB ($1,345,230).

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

Holders of the Notes could at any time convert all or any portion of the principal amount of the Notes into shares of the Company's Common Stock at a conversion price, subject to adjustment, initially equal to eight cents ($0.08) per share. No interest was payable on any portion of a Note converted into Common Stock. Should the conversion price decrease or increase, the number of shares of Common Stock issuable upon conversion of the Notes would have been proportionately increased or decreased, as the case may be. In the event of default by the Company in its obligations under the Notes, Holders could have, at their option, declared the principal of the Note and the interest accrued thereon to be immediately due and payable.

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

NOTE 9 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company's accounts payable and accrued expenses as of September 30, 2010 and December 31, 2009 are summarized as follows:

	September 30,	December 31,
	2010	2009
	(Unaudited)

Accounts payable	$414,987	$490,001
Accrued wages	138,192	120,776
Accrued consulting fees	372,355	883,384
Accrued interest on convertible notes payable	-	46,800
Other accrued expenses	92,365	190,541
Total accounts payable and accrued expenses	$1,017,899	$1,731,502

On December 31, 2009, the Company authorized consulting fee payments totaling $846,788 to 56 consultants who provided various education consulting services to the Company during 2009. The consulting fees were accrued in December 2009 and were paid in full on February 5, 2010.

On June 15, 2010, the Company authorized to contract with 56 consultants to provide various education consulting services for the Company from July 1, 2010 to December 31, 2010. Total estimated consulting fees are $744,710. Accordingly, consulting fees of $372,355 was accrued in the three months ended September 30, 2010.

NOTE 10 - PAYABLES TO RELATED PARTIES

Payables to related parties consist of the following:

	September 30,	December 31,
	2010	2009
	(Unaudited)
Payable to Chief Financial Officer (see Note 14)	$-	$58,600
Payable to Mr. Yongqi Zhu	610,604	660,741
Total Payable to Related Parties	$610,604	$719,341

Payable to Chief Financial Officer in the amount of $58,600 as of December 31, 2009 represented the net balance of loans from the Chief Financial Officer of the Company. The payable was interest free and due on demand. The payable was paid in full during the first quarter of 2010.

Payable to Mr. Yongqi Zhu, the Chief Executive Officer of the Company, was $610,604 and $660,741 as of September 30, 2010 and December 31, 2009, respectively. The payable represented the net balance of loans from Mr. Zhu advanced to the Company. The balance due to Mr. Zhu is interest free and due on demand.

NOTE 11 - DEFERRED REVENUE

The Company’s revenue consists of tuition fees, accommodation fees and others. Those fees will usually be collected in advance at the beginning of a semester. Spring semester runs from February to July. Autumn semester runs from August to January. Spring semester tuition is collected starting from December. Autumn semester tuition is collected starting from May. The Company prorates the fees collected to applicable months during the semester, recognizes revenue in the corresponding periods and records unrecognized fees collected as deferred income. As of September 30, 2010 and December 31, 2009, the deferred revenue balance totaled $2,294,056 and $715,535, respectively.

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

As an educational institution, the Blue Tassel School has an option not to make these appropriations. For the nine months ended September 30, 2010 and the year ended December 31, 2009, the Company did not make any appropriations to the statutory reserves.

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity at September 30, 2010 and December 31, 2009, were as follows:

Foreign Currency
Translation Adjustments

Balance at December 31, 2008	$754,008
Change during the year ended December 31, 2009	(4,200)
Balance at December 31, 2009	749,808
Change during the nine months ended September 30, 2010 (Unaudited)	32,288
Balance at September 30, 2010 (Unaudited)	$782,096

NOTE 14 - RELATED PARTY TRANSACTIONS

The Company will sometimes receive funds from and advance funds to Mr. Yongqi Zhu, one of its significant shareholders and the Chief Executive Officer of the Company. As of September 30, 2010 and December 31, 2009, the balance due to Mr. Zhu was $610,604 and $660,741, respectively, which was included in payables to related parties (see Note 10). The balance due to Mr. Zhu is interest free and due on demand.

During 2009, the Company received $146,500 from Ms. Xue, Chief Financial Officer of the Company and returned $146,500 to Mr. Xue in the fourth quarter of 2009. As of September 30, 2010 and December 31, 2009, the balance due to Ms. Xue was $0 and $58,600, respectively, which was interest free and due on demand (see Note 10).

Minglong was a former shareholder of Blue Tassel School. It is controlled by Mr. Zhu, the chief executive officer of the Company. On March 12, 2008, the Company sold a 91,993 square meters land use right and twenty buildings of 50,114 square meters to Minglong. The Company leased back the land use right and buildings pursuant to a 10 year lease from Minglong at the date of sale (see Note 5).

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

During the nine months ended September 30, 2010, Minglong paid expenses of $36,406 on behalf of the Company.

On December 31, 2009, the Company entered into a one year lease agreement with Minglong to continue use of current office space located at 1 Suhua Road, Shiji Jinrong Building, Suite 801, Suzhou Industrial Park, Jiangsu Province, P.R. China. The rent and related maintenance expense is $234,543 (RMB 1,569,163) per annum.

As discussed Note 8, in exchange for a $448,000 convertible note payable by the Company to Minglong (Asia) the Company issued 5,600,000 shares of Company common stock, resulting in Minglong (Asia) being a 26% owner in the Company at September 30, 2010. Mr. Zhu is a 56% owner in the Company at September 30, 2010.

During the three months ended September 30, 2010, the Company advanced net cash of $1,401,201 to Minglong.

NOTE 15 - COMMITMENTS

Operating Lease Obligations

Blue Tassel School leases a land use right and 20 buildings located in Suzhou City Wuzhong Economy Development District from Minglong, the former shareholder of Blue Tassel School (Note 5). The term of the lease agreement is 10 years starting March 12, 2008. The lease is considered an operating lease.

On December 31, 2009, the Company entered into a one year lease agreement with Minglong to continue use of current office space located at 1 Suhua Road, Shiji Jinrong Building, Suite 801, Suzhou Industrial Park, Jiangsu Province, P.R. China. The rent and related maintenance expense is $234,543 (RMB 1,569,163) per annum.

Rent expense and related maintenance expenses totaled $1,410,155 and $1,326,816 for the nine months ended September 30, 2010 and 2009, respectively.

Aggregate minimum future lease payments under operating leases as of September 30, 2010 for each of the next five years and thereafter are as follows:

Period ending September 30,	Minimum lease payments
2011	$1,736,263
2012	1,678,298
2013	1,678,298
2014	1,678,298
2015	1,678,298
Thereafter	4,195,730
Total	$12,587,220

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

On June 15, 2010, the Company authorized to contract with 56 consultants to provide various education consulting services for the Company from July 1, 2010 to December 31, 2010. Total estimated consulting fees are $744,710. Accordingly, consulting fees of $372,355 was accrued in the three months ended September 30, 2010.

For the nine months ended September 30, 2010 and 2009, consulting fees expense was $372,355 and $39,699, respectively.

NOTE 16 – SUBSEQUENT EVENT

On October 28, 2010, the Company repaid $2,690,460 (18,000,000 RMB) borrowing from Huaxia Bank due October 30, 2010. On October 28 and 29, 2010, the Company repaid $2,242,050 (15,000,000 RMB) borrowing from Huaxia Bank due November 5, 2010. On October 29, 2010, the Company repaid $1,121,025 (7,500,000 RMB) borrowing from Huaxia Bank due November 18, 2010. On October 29, 2010, the Company repaid $523,145 (3,500,000 RMB) borrowing from Huaxia Bank (out of a total 18,500,000 RMB, or $ 2,765,195) due November 18, 2010. The remaining balance $2,242,050 (RMB 15,000,000) borrowing from Huaxia Bank is due November 18, 2010.

On October 28, 2010, the Company received a $4,633,570 (31,000,000 RMB) borrowing from Hauxia Bank.  The new loan bears interest at 5.61% per annum and is due by January 28, 2011 and is secured by the land use rights of the Blue Tassle School and the four buildings totaling 20,926.86 square meters of the school. On October 29, 2010, the Company received a $1,943,110 (13,000,000 RMB) borrowing from Hauxia Bank.  The new loan is a “working capital” loan that bears interest at 5.61% per annum and is due by January 29, 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included in this Form 10-Q and Form 10-K filed on April 1, 2010.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 as compared to Three Months Ended September 30, 2009

Comparison of Revenue for the Three Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,
	2010	2009
Revenue
Tuition fees	$1,400,632	$1,422,957
Accommodation fees	125,552	133,956
Other	51,642	95,379
Total Revenue	$1,577,826	$1,652,292

Net revenue for the three months ended September 30, 2010 totaled $1,577,826, a decrease of $74,466 or approximately 5% compared to $1,652,292 for the three months ended September 30, 2009.  The revenue from tuition fees was $1,400,632 for the three months ended September 30, 2010, a decrease of $22,305, or 2% compared to $1,422,957 for the three months ended September 30, 2009. The revenue from accommodation fees was $125,552 for the three months ended September 30, 2010, a decrease of $8,404, or 6% compared to $133,956 for the three months ended September 30, 2009. The revenue from other fees was $51,642 for the three months ended September 30, 2010, a decrease of $43,737, or 46% compared to $95,379 for the three months ended September 30, 2009. The decrease in revenues was primarily attributable to the drop of enrolled student numbers.  Our current enrollment (as of September 30, 2010) was 1,342 students, a decrease of 468 students, or 26%, compared to an enrollment of 1,810 students as of September 30, 2009.  The decrease in our enrolled student numbers resulted from the changes of students’ regulation by the local education authority. Under the new regulation, students are now allowed to transfer from private school to public school without limitation; cross school district border enrollment will not be allowed.

Comparison of Operating Expenses for the Three Months Ended September 30 2010 and 2009

	Three Months Ended September 30,
	2010	2009
Operating Expenses
Teachers salaries and related expenses	$436,900	$782,967
Professional and consulting fees	389,290	48,176
Rental and related expenses	472,739	457,946
Student expenses	206,167	-
Depreciation and amortization expenses	228,988	225,642
Other general and administrative expenses	167,814	463,872
Total Operating Expenses	$1,901,898	$1,978,603
Operating expenses for the three months ended September 30, 2010 totaled $1,901,898, representing a decrease of $76,705, or 4%, compared to $1,978,603 for the comparable period of 2009. The decrease in operating expenses was mainly attributable to the decrease in teachers’ salaries and related expenses, which were offset by increased consulting fees and student expenses. The prices of food and other supplies are increasing continually. The Company was not able to cover the student related costs by increasing student fees without approval of the local authority. The increase in student expenses was the result of price control on student fees by the local authority.

Comparison of Other Income and Expenses for the Three Months Ended September 30, 2010 and 2009

Other income and expenses consist of interest income, interest expense, loss on disposal of fixed assets and accretion of discount on receivable from leaseback. Other expense (net) for the three months ended September 30, 2010 totaled $39,320, compared to $64,967 for the three months ended September 30, 2009. The decrease in other expense (net) was mainly attributable to the $28,778 reduction in interest expense.

Nine Months Ended September 30, 2010 as compared to Nine Months Ended September 30, 2009

Comparison of Revenue for the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,
	2010	2009
Revenue
Tuition fees	$4,137,794	$3,773,102
Accommodation fees	380,509	463,773
Other	185,836	296,533
Total Revenue	$4,704,139	$4,533,408

Net revenue for the nine months ended September 30, 2010 totaled $4,704,139, an increase of $170,731 or approximately 4% compared to $4,533,408 for the nine months ended September 30, 2009.  The revenue from tuition fees was $4,137,794 for the nine months ended September 30, 2010, an increase of $364,692, or 10% compared to $3,773,102 for the nine months ended September 30, 2009. The increase in tuition fees was primarily attributable to the slight increase of fees for certain students.  During the third quarter of 2010, the local education authority changed certain regulations. Under the new regulation, students are allowed to transfer from private school to public school without limitation; cross school district border enrollment is not allowed. These regulations have had a negative impact on our operations and revenues. Our current enrollment (as of September 30, 2010) decreased 468 students to 1,342, or 26%, from 1,810 students in the comparable period in 2009.

Comparison of Operating Expenses for the nine Months Ended September 30 2010 and 2009

	Nine Months Ended September 30,
	2010	2009
Operating Expenses
Teachers salaries and related expenses	$1,571,700	$1,749,160
Professional and consulting fees	450,590	139,651
Rental and related expenses	1,410,155	1,326,816
Student expenses	606,589	-
Depreciation and amortization expenses	684,423	677,903
Other general and administrative expenses	491,512	744,052
Total Operating Expenses	$5,214,969	$4,637,582

Operating expenses for the nine months ended September 30, 2010 totaled $5,214,969, representing an increase of $577,387, or 12%, compared to $4,637,582 for the comparable period of 2009. The increase in operating expenses was mainly attributable to the increase in student expenses. Student expenses consist of books, supplies, foods and miscellaneous expenses. The prices of food and other supplies are increasing continually. The Company was not able to cover the student related cost by increasing student fees without approval of the local authority. The increase in student expenses was the result of price control on student fees by the local authority.

Comparison of Other Income and Expenses for the Nine Months Ended September 30, 2010 and 2009

Other income and expenses consist of interest income, interest expense, loss on disposal of fixed assets and accretion of discount on receivable from leaseback. Other expense (net) for the nine months ended September 30, 2010 totaled $127,323, compared to $147,109 for the nine months ended September 30, 2009. The decrease in other expense (net) was mainly attributable to the $25,283 reduction in interest expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $51,426 and $46,187 at September 30, 2010 and December 31, 2009, respectively.

Net cash provided by operating activities was $1,945,403 and $2,810,952 for the nine months ended September 30, 2010 and 2009, respectively. The decrease in net cash provided by operating activities in 2010 was due primarily to the Company’s $386,870 increase in net loss and the $666,803 reduction of accounts payable and accrued expenses in 2010.

Net cash used in investing activities was $1,703,722 and $4,194,051 for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010, the Company collected advances of $2,790,207 made in 2009 to an entity owned by the Company’s Chief Executive Officer who is also a significant shareholder in the Company. During the nine months ended September 30, 2010, the Company made new advances of $1,437,613 to this related party. On March 31, 2010, the Company made a temporary advance of $735,430 to its “key” employee. The advance was repaid in full on April 1, 2010. On May 24, 2010, the Company approved a major renovation plan with a total budget of RMB 26,000,000 ($3,886,200) for major renovation of school air-conditioning, landscaping and other school facilities. During May 2010, the Company signed three renovation contracts with three vendors, with a total value for the contracts amounting to RMB 25,160,000 ($3,760,666). As of September 30, 2010, $3,007,336 (RMB 20,120,000), 80% of contracted value, was paid. Other property additions were $52,564 and $16,733 for the nine months ended September 30, 2010 and 2009, respectively.

Net cash (used in) provided by financing activities was ($258,207) and $1,413,500 for the nine months ended September 30, 2010 and 2009, respectively. The Company repaid short term bank loans of $149,470 and $1,904,500, respectively, during the nine months ended September 30, 2010 and 2009. It also repaid $108,737 of amounts due to other related parties during the nine months ended September 30, 2010. During the nine months ended September 30, 2009, the Company received net proceeds of $1,758,000 from bank borrowings. On June 30, 2009, the Company completed the sale of $1,560,000 principal amount of the Company's 6% Convertible Notes, due June 30, 2010 (the "Notes"). The Notes were sold to four related parties. On February 4, 2010, China Ivy issued a total of 19,500,000 shares of its common stock in full satisfaction of the $1,560,000 convertible notes.

Bank Borrowings

The Company has borrowed $10,462,900 and $10,401,500 from two banks located in China under credit agreements as of September 30, 2010 and December 31, 2009, respectively. Borrowings under credit lines consist of the following:

	September 30,	December 31,
	2010	2009
Bank Borrowings	(Unaudited)
Borrowings from Huaxia Bank Suzhou Branch
Interest at 5.346% per annum, due by October 30, 2010	$2,690,460	$2,637,000
Interest at 5.346% per annum, due by November 5, 2010	2,242,050	2,197,500
Interest at 5.346% per annum, due by November 9, 2010	2,765,195	2,710,250
Interest at 5.346% per annum, due by November 18, 2010	1,121,025	1,098,750
Borrowings from Huaxia Bank Subtotal	8,818,730	8,643,500
Borrowings from Jiangsu Dongwu Rural Commercial Bank
Interest at 6.903% per annum, due by June 12, 2011	298,940	293,000
Interest at 6.903% per annum, due by June 12, 2011	1,345,230	1,465,000
Borrowings from Dongwu Rural Commercial Bank Subtotal	1,644,170	1,758,000
Total borrowings	10,462,900	10,401,500
Current portion	10,462,900	10,401,500
Long term portion	$-	$-
On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank.  The Company acquired a 2,000,000 RMB (approximately $298,940) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 234 square meter residential unit and 62 square meter land use right owned by Ti Yin and Yan Hong, the third party assigned by the bank.

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank.  The Company acquired a 11,000,000 RMB (approximately $1,345,230) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 477 square meter residential unit and 837 square meter land use right owned by the Chief Executive Officer of the Company. As of September 30, 2010, the balance borrowed was 9,000,000 RMB ($1,345,230).

The loans from Huaxia Bank are secured by the land use right of Blue Tassel School and four buildings totaling 20,926.86 square meters of the School.

On October 28, 2010, the Company repaid $2,690,460 (RMB 18,000,000) borrowing from Huaxia Bank due October 30, 2010. On October 28 and 29, 2010, the Company repaid $2,242,050 (RMB 15,000,000) borrowing from Huaxia Bank due November 5, 2010. On October 29, 2010, the Company repaid $1,121,025 (RMB 7,500,000) borrowing from Huaxia Bank due November 18, 2010. On October 29, 2010, the Company repaid $523,145 (RMB 3,500,000) borrowing from Huaxia Bank (out of a total RMB ,18,500,000, or $ 2,765,195) due November 18, 2010. The remaining balance $2,242,050 (RMB 15,000,000) borrowing from Huaxia Bank is due November 18, 2010.

On October 28, 2010, the Company received a $4,633,570 (31,000,000 RMB) borrowing from Hauxia Bank. The new loan bears interest at 5.61% per annum and is due by January 28, 2011 and is secured by the land use rights of the Blue Tassle School and the four buildings totaling 20,926.86 square meters of the school. On October 29, 2010, the Company received a $1,943,110 (13,000,000 RMB) borrowing from Hauxia Bank. The new loan is a “working capital” loan that bears interest at 5.61% per annum and is due by January 29, 2011.

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

Going Concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of September 30, 2010 and December 31, 2009, the Company had cash of $51,426 and $46,187, respectively, and a working capital deficit of $11,710,473 and $11,038,871, respectively. The Company also had an accumulated deficit of $5,753,775 as of September 30, 2010. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition through a debt or equity offering of its securities and /or a business combination with another business entity. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

The Company’s revenue consists of tuition fees, donated tuition fees, accommodation fees and others. Those fees will usually be collected in advance at the beginning of a semester. Spring semester runs from February to July. Autumn semester runs from August to January. The Company prorates the fees collected to applicable months during the semester, recognizes revenue in the corresponding periods and records unrecognized fees collected as deferred income. As of September 30, 2010 and December 31, 2009, the deferred revenue balance was $2,294,056 and $715,535, respectively.

Fair Value of Financial Instruments

In connection with the determination of the receivable from sale and leaseback of real property - related party (Note 5), the Company used the following assumptions to calculate the present value at the date of the transactions: (1) annual rent payments of $1,603,405; (2) term of ten years; (3) interest rate of 7% per annum.

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

We adopted the accounting principles established by ASU 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, effective January 1, 2010. This ASU requires an ongoing reassessment and replaces the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity (“VIE”) with a primarily qualitative analysis. The qualitative analysis is based on identifying the party that has both the power to direct the activities that most significantly impact the VIE’s economic performance (the “power criterion”) and the obligation to absorb losses from or the right to receive benefits of the VIE that could potentially be significant to the VIE (the “losses/benefit criterion”). The party that meets both these criteria is deemed to have a controlling financial interest. The party with the controlling financial interest is considered to be the primary beneficiary and as a result is required to consolidate the VIE.  The adoption of this new guidance did not have a material effect on our financial statements.

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

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of ASU 2010-13 on its financial statements.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

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

As of the end of the period covered by this report, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that for the reasons set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”), our disclosure controls and procedures are not effective.  Our efforts to improve our disclosure controls and procedures described in our 2009 Form 10-K are ongoing.

Changes in Internal Controls over Financial Reporting.

During the quarterly period ended September 30, 2010, there have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1A. Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s 2009 Form 10-K which discussion is incorporated herein by reference.  We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our 2009 Form 10-Kmay cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

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

CHINA IVY SCHOOL, INC.

Date: November 18, 2010	By:	/s/ Yongqi Zhu
Yongqi Zhu Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 18, 2010		/s/ Jian Xue
Jian Xue
Chief Financial Officer (Principal Financial
and Accounting Officer)