Form 10-K
period 2010-12-31
CHINA IVY SCHOOL, INC.
filed 2011-03-31
CIK 1130128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. The aggregate market value of the common stock of the registrant held by non-affiliates (excluding shares held by directors, officers and others holding more than 5% of the outstanding shares of the class) was $40,098.00 based upon a closing sale price of $0.03 on June 2, 2010, the last reported trade prior to June 30, 2010, as reported by Bloomberg Finance.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of March 3, 2011, the registrant had outstanding 22,582,500 shares of common stock.

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

The Company's functional currency is the Renminbi, which had an average exchange rate of $0.14475 and $0.14774 during fiscal year 2009 and 2010, respectively.

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

As of December 31, 2010, there were [1.342] students enrolled at BTS. Our educational facilities are located in the city of Suzhou, in Jiangsu Province on the eastern coast of China. We are within two hours driving distance of Shanghai.

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

In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluations and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Compliance with Section 404 may require that we incur substantial accounting expenses and expend significant management efforts. If we are not able to comply with the requirements of Section 404 in a timely manner, or if our accountants later identify deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline and we could be subject to sanctions or investigations by the SEC or other applicable regulatory authorities.

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

As of March 3, 2011, we had outstanding 22,582,500 shares of common stock. There are a limited number of holders of our common stock. Future sales of our common stock, pursuant to a registration statement or Rule 144 under the Securities Act, or the perception that such sales could occur, could have an adverse effect on the market price of our common stock. The number of our shares available for sale pursuant to registration statements or Rule 144 is very large relative to the trading volume of our shares. Any attempt to sell a substantial number of our shares could severely depress the market price of our common stock. In addition, we may use our capital stock in the future to finance acquisitions and to compensate employees and management, which will further dilute the interests of our existing shareholders and could also depress the trading price of our common stock.

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

The prices set forth below reflect the quarterly high and low closing price information for shares of our common stock for the periods indicated. These quotations reflect inter-dealer prices, without retail markup, markdown or commission, and may not represent actual transactions..

	High	Low
2010
First Quarter	$0.09881	$0.065
Second Quarter	$0.11881	$0.00588
Third Quarter	$0.02	$0.02
Fourth Quarter	$0.02	$0.02
2009
First Quarter	$0.35	$0.04
Second Quarter	$0.09881	$0.021
Third Quarter	$0.479	$0.04
Fourth Quarter	$0.99887	$0.07287

As of March  3, 2011, our common stock was held of record by approximately 26 stockholders, some of whom may hold shares for beneficial owners and have not been polled to determine the extent of beneficial ownership.

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

Our Equity Compensation Plans

The following table provides information as of December 31, 2010 about our equity compensation plans and arrangements.

Equity Compensation Plan Information - December 31, 2010

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

Purchases of Equity Securities by the Company and Affiliated Purchasers

During the fourth quarter of our fiscal year ended December 31, 2010, neither we nor any "affiliated purchaser" (as defined in Rule 10b-18(a)(3) under the Exchange Act) purchased any shares of our common stock, the only class of our equity securities registered pursuant to section 12 of the Exchange Act.

Recent Sales of Unregistered Securities
None .

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal years ended December 31, 2010 and 2009.

Results of Operations

Comparison of Revenue for the Years Ended December 31, 2010 and 2009

	2010	2009
Revenue
Tuition fees	$5,699,353	$5,350,069
Accommodation fees	487,007	599,243
Other	233,947	385,469
Total Revenue	$6,420,307	$6,334,781

Net revenue for the year ended December 31, 2010 totaled $6,420,307, an increase of $85,526 or 1% compared to $6,334,781 for the year ended December 31, 2009. The revenue from tuition fees was $5,699,353 for the year ended December 31, 2010, an increase of $349,284, or 7% compared to $5,350,069 for the year ended December 31, 2009.

The revenue from accommodation fees was $487,007 for the year ended December 31, 2010, a decrease of $112,236, or 19% compared to $599,243 for the year ended December 31, 2009. The revenue from other fees was $233,946 for the year ended December 31, 2010, a decrease of $151,523, or 39% compared to $385,469 for the year ended December 31, 2009. The increase in revenues was primarily attributable to the increase in tuition fee income. Our current enrollment (as of December 31, 2010) was 1,342 students, a decrease of 468 students, or 26%, compared to an enrollment of 1,810 students as of December 31, 2009. The decrease in our enrolled student numbers resulted from a new regulation by the local education authority. Under the new regulation, students are now allowed to transfer from private school to public school without limitation, and allowed to enroll cross school district borders.

Comparison of Operating Expenses for the Years Ended December 31, 2010 and 2009
	2010	2009
Operating Expenses
Teachers salaries and related expenses	$2,050,535	$2,164,486
Professional and consulting fees	870,680	1,054,483
Rental and related expenses	1,890,701	1,811,139
Student expenses	609,950	-
Depreciation and amortization expenses	935,765	901,348
Other general and administrative expenses	711,401	1,015,240
Total Operating Expenses	$7,069,032	$6,946,696

Operating expenses for the year ended December 31, 2010 totaled $7,069,032, representing an increase of $122,336, or 2%, compared to $6,946,696 for the year ended December 31, 2009. The increase in operating expenses was mainly attributable to the increase in student expenses. The prices of food and other supplies are increasing continually due to inflation in China. The Company was not able to cover the student related costs by increasing student fees without approval of the local authority. The increase in student expenses was the result of price control on student fees by the local authority.

Comparison of Other Income and Expenses for the Year Ended December 31, 2010 and 2009

Other income and expenses consist of interest income, interest expense, loss on disposal of fixed assets and accretion of discount on receivable from leaseback. Other expense (net) for the year ended December 31, 2010 was $185,581, a decrease of $17,432, or 9%, compared to $203,013 for the year ended December 31, 2009. The decrease in other expense (net) was mainly attributable to the $14,488 reduction in interest expense.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $217,424 and $46,187 at December 31, 2010 and December 31, 2009, respectively.

Net cash provided by operating activities was $1,341,232 and $1,774,684 for the year ended December 31, 2010 and 2009, respectively. The decrease in net cash provided by operating activities in 2010 was due primarily to the Company’s $19,378 increase in net loss and the $1,115,758 reduction of the positive change in accounts payable and accrued expenses ($852,010 increase in 2009; $263,748 decrease in 2010), offset partially by the increase in the change in deferred revenue of $432,692 in 2010 ($214,565 decrease in 2009; $218,127 increase in 2010).

Net cash used in investing activities was $2,946,778 in 2010, compared to $2,984,629 in 2009. During 2010, the Company collected advances of $2,790,207 made in 2009 to an entity owned by the Company’s Chief Executive Officer who is also a significant shareholder in the Company. During 2010, the Company made new advances of $2,643,248 to this related party. On March 31, 2010, the Company made a temporary advance of $735,430 to its “key” employee. The advance was repaid in full on April 1, 2010. On May 24, 2010, the Company approved a major renovation plan with a total budget of RMB 26,000,000 ($3,939,520) for major renovation of school air-conditioning, landscaping and other school facilities. During May 2010, the Company signed three renovation contracts with three vendors, with a total value for the contracts amounting to RMB 25,160,000 ($3,812,243). As of December 31, 2010, RMB 20,120,000 ($3,048,582), 80% of contracted value, was paid. Other property additions were $53,285 and $194,422 for the year ended December 31, 2010 and 2009, respectively.

Net cash provided by financing activities was $2,073,129 and $1,175,173 for 2010 and 2009, respectively. During 2010, the Company borrowed $12,576,160 from a bank and a loan company and repaid $10,401,500 to a bank. The net bank and loan company borrowings were $2,174,660. The Company repaid $101,531 to other related parties in 2010. During 2009, the Company borrowed $19,191,500 from a bank and repaid $19,484,500 in bank borrowings. The net repayment was $293,000 in 2009. On June 30, 2009, the Company completed the sale of $1,560,000 principal amount of the Company's 6% Convertible Notes, due June 30, 2010 (the "Notes"). The Notes were sold to four related parties. On February 4, 2010, China Ivy issued a total of 19,500,000 shares of its common stock in full satisfaction of the $1,560,000 convertible notes. The Company also repaid $91,827 to other related parties in 2009.

Bank Borrowings

The Company has borrowed $12,576,160 and $10,401,500 from two banks and a loan company located in China under credit agreements as of December 31, 2010 and 2009, respectively. Borrowings under credit lines consisted of the following:

	2010	2009
Bank and Loan Company Borrowings
Borrowings from Huaxia Bank Suzhou Branch
Interest at 5.346% per annum, due by October 30, 2010	$-	$2,637,000
Interest at 5.346% per annum, due by November 5, 2010	-	2,197,500
Interest at 5.346% per annum, due by November 9, 2010	-	2,710,250
Interest at 5.346% per annum, due by November 18, 2010	-	1,098,750
Interest at 5.61% per annum, due by January 28, 2011	4,697,120	-
Interest at 5.61% per annum, due by January 29, 2011	1,969,760	-
Interest at 5.838% per annum, due by November 18, 2011	2,272,800	-
Borrowings from Huaxia Bank Subtotal	8,939,680	8,643,500
Borrowings from Jiangsu Dongwu Rural Commercial Bank
Interest at 6.903% per annum, due by June 12, 2011	303,040	293,000
Interest at 6.903% per annum, due by June 12, 2011	1,363,680	1,465,000
Borrowings from Dongwu Rural Commercial Bank Subtotal	1,666,720	1,758,000
Borrowings from Suzhou Guorunfa Rural Small Loan Co. Ltd
Interest at 13% per annum, due by November 15, 2011(unsecured)	1,969,760	-
Total borrowings	12,576,160	10,401,500
Current portion	12,576,160	10,401,500
Long term portion	$-	$-

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank. The Company acquired a 2,000,000 RMB (approximately $303,040) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 234 square meter residential unit and a 62 square meter land use right owned by Ti Yin and Yan Hong, the third party assigned by the bank.

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank. The Company acquired a 11,000,000 RMB (approximately $1,666,720) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 477 square meter residential unit and a 837 square meter land use right owned by the Chief Executive Officer of the Company.

The loans from Huaxia Bank are secured by the land use right of Blue Tassel School and four buildings totaling 20,926.86 square meters of the School.

On October 28, 2010, the Company received a RMB 31,000,000 ($4,697,120) borrowing from Huaxia Bank. The loan bore interest at 5.61% per annum and was due by January 28, 2011. On October 29, 2010, the Company received a RMB 13,000,000 ($1,969,760) borrowing from Huaxia Bank. The loan was a “working capital” loan that bore interest at 5.61% per annum and was due by January 29, 2011. On November 18, 2010, the Company received a RMB 15,000,000 ($2,272,800) borrowing from Huaxia Bank. The loan was a “working capital” loan that bears interest at 5.838% per annum and is due by November 18, 2011.

From November 18 through November 23, 2010, the Company received a total of RMB 13,000,000 ($1,969,760) under a “working capital” line of credit agreement entered into on November 16, 2010 with Guorunfa Rural Small Loan Company. Under the line of credit agreement the Company may borrow a maximum of RMB 24,700,000 ($3,742,544) between November 16, 2010 and November 15, 2012, for which Minglong (Suzhou) Industry Co., Ltd. has currently pledged real estate located in Suzhou City, Peoples Republic of China. Minglong (Suzhou) is not required to re-provide sufficient collateral each time a fresh borrowing occurs under the line of credit during its 2 year term. The interest rate for each borrowing is fixed at the time the borrowing occurs. The interest rate for the 3 borrowings comprising the RMB 13,000,000 ($1,969,760) was set at 1.0833% per month.

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

Holders of the Notes could at any time convert all or any portion of the principal amount of the Notes into shares of the Company's Common Stock at a conversion price, subject to adjustment, initially equal to eight cents ($0.08) per share. No interest was payable on any portion of a Note converted into Common Stock. Hand the conversion price decreased or increased, the number of shares of Common Stock issuable upon conversion of the Notes would have been proportionately increased or decreased, as the case may be. In the event of default by the Company in its obligations under the Notes, Holders could have, at their option, declared the principal of the Note and the interest accrued thereon to be immediately due and payable.

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

Going Concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of December 31, 2010 and December 31, 2009, the Company had cash of $217,424 and $46,187, respectively, and a working capital deficit of $12,255,303 and $11,038,871, respectively. The Company also had an accumulated deficit of $5,949,928 as of December 31, 2010. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition through a debt or equity offering of its securities and /or a business combination with another business entity. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amount and classification of liability that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

The Company’s revenue consists of tuition fees, donated tuition fees, accommodation fees and others. Those fees will usually be collected in advance at the beginning of a semester. Spring semester runs from February to July. Autumn semester runs from August to January. The Company prorates the fees collected to applicable months during the semester, recognizes revenue in the corresponding periods and records unrecognized fees collected as deferred income. As of December 31, 2010 and December 31, 2009, the deferred revenue balance was $933,662 and $715,535, respectively.

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

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this guidance will not have a material impact on the Company’s financial condition or results of operations.

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

Not Applicable

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

As required by Rule 13a-15 under the Exchange Act, under the supervision and with the participation of our management, including Mr. Yongqi Zhu, our Chairman and Chief Executive Officer, and Ms. Jian Xue, our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, Mr. Zhu and Ms. Xue concluded that because of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2010.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in the rules of the Securities and Exchange Act of 1934.

Internal control over financial reporting refers to the process designed by, or under the supervision of Mr. Yongqi Zhu, our Chief Executive Officer, and Ms. Jian Xue, our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

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

Management, under the supervision of Mr. Yongqi Zhu, our Chief Executive Officer, and Ms. Jian Xue, our Chief Financial Officer, conducted an evaluation of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in Internal Control - Integrated Framework, management concluded that the Company's internal control over financial reporting was not effective as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

In order to further enhance our internal controls, our management, with the participation of Mr. Zhu and Ms. Xue, has recommended the implementation of the following changes by the end of the second quarter of 2011:

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

During the fiscal quarter ended December 31, 2010, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as otherwise noted above.

Item 9B. Other Information.

Not applicable.
PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following table sets forth information with respect to our directors and executive officers:

Name	Age	Position with the Company
Yongqi Zhu	53	Director, Chief Executive Officer
Qian Gao	29	Director, Secretary
Jian Xue	41	Chief Financial Officer
Yipeng Lu	48	Director
Fugeng Xia	70	Director
Haiming Zhang	48	Director

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

Compensation of Directors

During the fiscal year ended December 31, 2010, we did not pay or accrue for any individual serving as a member of our Board of Directors (other than Mr. Zhu who receives compensation for serving as our chief executive officer), and none of our directors earned, any fees for serving as a member of our Board of Directors. The following table sets forth certain information regarding the compensation paid to our directors during the fiscal year ended December 31, 2010.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, as amended, requires the Company's executive officers, directors and persons who beneficially own more than 10% of China Ivy's common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of such forms received by it, the Company believes that all reports require to be filed pursuant to Section 16(a) of the Exchange Act by its directors, executive officers and beneficial owners of 10% or more of the common stock were timely made during the fiscal year ended December 31, 2010.

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

Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Yongqi Zhu, CEO	2010 2009	None None	None $144,750	None None	None None	None None	None None	None None	None $144,750

Outstanding Equity Awards at Fiscal Year-End Table

The Company does not have a pension plan, stock option plan, non-equity incentive plan or deferred compensation arrangement. We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including but not limited to non-cash and other equity-based compensation such as stock options, but did not do so during the year ended December 31, 2010. We did not grant any stock options or make any other equity awards to Yongui Zhu, our Chief Executive Officer, during the fiscal year ended December 31, 2010, and Mr. Zhu did not own any outstanding stock options on December 31, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 3, 2011 by: (i) each person who, to our knowledge, beneficially owns more than 5% of our common stock; (ii) each of our directors and officers; and (iii) all of our directors and executive officers as a group. As of March 3, 2011, we had outstanding 22,582,500 shares of common stock. Unless otherwise noted below, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised. The address of each of our directors and officers is 1 Suhua Road, Shiji Jinrong Building Suite 801, Suzhou Industrial Park, Jiangsu Province, 215020, P.R. China.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company will sometimes receive funds from and advance funds to Mr. Yongqi Zhu, one of its significant shareholders and the Chief Executive Officer of the Company. As of December 31, 2010 and 2009, the balance due to Mr. Zhu was $617,810 and $660,741, respectively, which was included in payables to related parties. The balance due to Mr. Zhu is interest free and due on demand.

During 2009, the Company received $146,500 from Ms. Xue, Chief Financial Officer of the Company and returned $146,500 to Mr. Xue in the fourth quarter of 2009. As of December 31, 2010 and 2009, the balance due to Ms. Xue was $0 and $58,600, respectively, which was interest free and due on demand.

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

For the year ended December 31, 2009, the Company advanced net cash of $3,020,313 to Minglong. Minglong paid expenses of $156,734 and $73,372 on behalf of China Ivy during 2009 and 2008, respectively. A netted amount of $2,790,207 was recorded under the caption “Receivable from Related Party” as of December 31, 2009. During 2010, Minglong repaid the $2,790,207 to the Company and the Company advanced a net of $2,643,248 to Minglong. On March 30, 2011, the Company received payment of $3,833,456 from Minglong satisfying the interest free receivable of $2,643,248 at December 31, 2010, plus additional advances made by the Company to Minglong during the first quarter of 2011.

During 2010, Minglong paid expenses of $36,406 on behalf of the Company.

On December 31, 2009, the Company entered into a one year lease agreement with Minglong to continue use of current office space located at 1 Suhua Road, Shiji Jinrong Building, Suite 801, Suzhou Industrial Park, Jiangsu Province, P.R. China. The rent and related maintenance expense was RMB 1,569,163 ($237,760) per annum. On December 31, 2010, the Company renewed the lease to December 31, 2011 with the same terms.

In exchange for a $448,000 convertible note payable by the Company to Minglong (Asia), Minglong (Asia) acquired 5,600,000 shares of Company common stock in February 2010, resulting in it being a 26% owner in the Company at December 31, 2010. Mr. Zhu is a 56% owner in the Company at December 31, 2010.

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

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees accrued or paid to Michael T. Studer, CPA, P.C., the Company's independent registered public accounting firm during fiscal years 2009 and 2010.

Fiscal Year Ended
	December 31, 2009	December 31, 2010
Audit Fees	$ 60,000	$ 60,000
Audit-Related Fees	None	None
Tax Fees	None	None
All Other Fees	None	None

Item 15. Exhibits.

Exhibit No.	Description

2.2	Share Exchange Agreement between Safe Cell Tab Inc. and Registrant (incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed on September 4, 2003).
2.3	Amended Share Exchange Agreement between Safe Cell Tab Inc. and Registrant (incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K/A filed on March 26, 2004).
3.1	Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form SB-2 filed on January 26, 2001).
3.2	Bylaws (incorporated herein by reference to Exhibit 3.2 (I) to the Registrant's Registration Statement on Form SB-2 filed on January 26, 2001).
3.3	Amended Bylaws (incorporated herein by reference to Exhibit 3.2 II) to the Registrant's Registration Statement on Form SB-2 filed on January 26, 2001).
3.4	Amended Bylaws (incorporated herein by reference to Exhibit 3 to the Registrant's Quarterly Report on Form 10-QSB filed on February 2, 2004).
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

Dated: March 31, 2011

CHINA IVY SCHOOL, INC.

By:	/s/ Yongqi Zhu
Yongqi Zhu
Chairman and Chief Executive Officer (principal executive officer)

By:	/s/ Jian Xue
Jian Xue
Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant on March 31, 2011 in the capacities indicated.

Signature	Title

/s/Yongqi Zhu	Chairman, Chief Executive Officer (principal executive officer) and a Director
Yongqi Zhu

/s/Jian Xue	Chief Financial Officer (principal financial and accounting officer)
Jian Xue

/s/ Qian Gao	Director
Qian Gao

/s/ Yipeng Liu	Director
Yipeng Liu

/s/ Fugeng Xia	Director
Fugeng Xia

/s/ Haiming Zhang	Director
Haiming Zhang

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Ivy School, Inc.

I have audited the accompanying consolidated balance sheets of China Ivy School, Inc. and subsidiaries (the "Company") as of December 31, 2010 and December 31, 2009 and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Ivy School, Inc. and subsidiaries as of December 31, 2010 and December 31, 2009 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

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

/s/ Michael T. Studer CPA P.C. Michael T. Studer CPA P.C.

Freeport, New York
March 31, 2011

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$217,424	$46,187
Advances made to vendors	-	95,974
Receivable from related party	2,643,248	2,790,207
Receivable from sale and leaseback of real property - related party	1,196,272	1,156,639
Total Current Assets	4,056,944	4,089,007
Property and equipment, net	10,881,542	7,749,770
Receivable from sale and leaseback of real property - related party	2,640,949	3,710,090
Total Assets	$17,579,435	$15,548,867

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank and loan company borrowings	$12,576,160	$10,401,500
Convertible notes payable	-	1,560,000
Accounts payable and accrued expenses	2,184,615	1,731,502
Payables to related parties	617,810	719,341
Deferred revenue	933,662	715,535
Total Current Liabilities	16,312,247	15,127,878

Total Liabilities	16,312,247	15,127,878

Stockholders' Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, none issued and outstanding as of December 31, 2010 and 2009	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 22,582,500 and 3,082,500 shares issued and outstanding as of December 31, 2010 and 2009, respectively	22,583	3,083
Additional paid in capital	5,906,363	4,302,907
Statutory reserves	480,813	480,813
Accumulated deficit	(5,949,928)	(5,115,622)
Accumulated other comprehensive income	807,357	749,808
Total Stockholders' Equity	1,267,188	420,989

Total Liabilities and Stockholders' Equity	$17,579,435	$15,548,867

The accompanying notes are an integral part of these consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009

Net revenue	$6,420,307	$6,334,781

Operating expenses
Teachers salaries and related expenses	2,050,535	2,164,486
Student expenses	609,950	-
Professional and consulting fees	870,680	1,054,483
Rent and related expenses	1,890,701	1,811,139
Depreciation and amortization	935,765	901,348
Other general and administrative expenses	711,401	1,015,240
Total operating expenses	7,069,032	6,946,696

Loss from operations	(648,725)	(611,915)

Other (income) expense
Interest income	(1,192)	(1,379)
Interest expense	672,382	686,870
Loss on disposal of property and equipment	6,835	-
Accretion of discount on receivable from related party relating to sale of real property	(492,444)	(482,478)
Total Other (Income) Expense	185,581	203,013

Loss Before Income Tax	(834,306)	(814,928)
Provision for income tax	-	-

Net Loss	(834,306)	(814,928)

Other comprehensive item
Foreign currency translation adjustment	57,549	(4,200)

Comprehensive income (loss)	$(776,757)	$(819,128)

Basic and diluted net loss per share:	$(0.04)	$(0.26)

Weighted average number of basic and diluted shares outstanding	20,766,062	3,082,500

The accompanying notes are an integral part of these consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Additional	Accumulated Other Comprehensive	Statutory	Accumulated	Total Stockholders'
	Number of Shares	Amount	Paid in Capital	Income (Loss)	Reserves	Deficit	Equity
Balance December 31, 2008	3,082,500	$3,083	$4,302,907	$754,008	$480,813	$(4,300,694)	$1,240,117
Foreign currency translation adjustment	-	-	-	(4,200)	-	-	(4,200)
Net loss for the year ended December 31, 2009	-	-	-	-	-	(814,928)	(814,928)
Balance - December 31, 2009	3,082,500	3,083	4,302,907	749,808	480,813	(5,115,622)	420,989
Conversion of convertible notes	19,500,000	19,500	1,540,500	-	-	-	1,560,000
Satisfaction of accrued interest on conversion of convertible notes	-	-	62,956	-	-	-	62,956
Foreign currency translation adjustment	-	-	-	57,549	-	-	57,549
Net loss for the year ended December 31, 2010	-	-	-	-	-	(834,306)	(834,306)
Balance - December 31, 2010	22,582,500	$22,583	$5,906,363	$807,357	$480,813	$(5,949,928)	$1,267,188

The accompanying notes are an integral part of these consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(834,306)	$(814,928)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	935,765	901,348
Imputed rent and related expense	1,658,873	1,625,300
Accrued interest on convertible notes	16,156	-
Accretion of discount on receivable from related party	(492,444)	(482,478)
Loss from disposal of property and equipment	6,835	-
Changes in operating assets and liabilities
Decrease (increase) in advances made to vendors	95,974	(95,974)
Decrease in prepaid expenses	-	3,971
(Decrease) increase in accounts payable and accrued expenses	(263,748)	852,010
Increase (decrease) in deferred revenue	218,127	(214,565)
Net cash provided by operating activities	1,341,232	1,774,684

CASH FLOWS FROM INVESTING ACTIVITIES
Payments relating to major campus renovation plan	(3,048,582)	-
Acquisition of property and equipment	(53,285)	(194,422)
Proceeds from disposal of assets	8,130	-
Advances made to related party	-	(2,790,207)
Advances to "key" and other employees	(738,762)	-
Repayment of advances to "key" and other employees	738,762	-
Collection of prior year's advances made to related party	2,790,207	-
New advance made to related party	(2,643,248)	-
Net cash used in investing activities	(2,946,778)	(2,984,629)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank and loan company borrowings	12,576,160	19,191,500
Repayment of bank borrowings	(10,401,500)	(19,484,500)
Proceeds from convertible notes	-	1,560,000
Repayment of payable to other related parties	(101,531)	(91,827)
Net cash( used in) provided by financing activities	2,073,129	1,175,173

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(296,346)	21,975
NET INCREASE IN CASH AND CASH EQUIVALENTS	171,237	(12,797)
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	46,187	58,984
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$217,424	$46,187

Supplemental Disclosures of Cash Flow Information:
Income tax payments	$-	$-
Interest payments	$609,426	$622,456
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Renovation remaining balance payable	$763,661	$-
Conversion of 6% convertible notes	$1,560,000	$-
Satisfaction of accrued interest on conversion of convertible notes	$62,956	$-

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

Going Concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of December 31, 2010 and December 31, 2009, the Company had cash of $217,424 and $46,187, respectively, and a working capital deficit of $12,255,303 and $11,038,871, respectively. The Company also had an accumulated deficit of $5,949,928 as of December 31, 2010. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition through a debt or equity offering of its securities and /or a business combination with another business entity. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Transaction gains or losses arising from exchange rate fluctuations on balances and transactions denominated in a currency other than the functional currency are included in the consolidated results of operations. There is no material foreign currency transaction gain or loss for the years ended December 31, 2010 and 2009.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) topic 718-10, Stock Compensation. As of December 31, 2010 and December 31, 2009, no stock options or warrants have been granted and none are outstanding.

Advertising

Advertising costs are expensed as incurred. Advertising costs were not material for the years ended December 31, 2010 and 2009.

Research and Development

In accordance with ASC 730-10, Research and Development, the Company expenses all research and development costs as incurred. There were no research and development costs incurred for the years ended December 31, 2010 and 2009.

Segment Information

ASC 280-10 requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in ASC 740-10, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, advances made to vendors, receivable from related party, receivable from sale and leaseback of real property - related party, bank borrowings, convertible notes payable, accounts payable and accrued expenses, and payables to related parties.  The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments or based upon market quotations of instruments with similar interest rates and maturities.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. Based on its review, the Company believes that, as of December 31, 2010 and 2009, there were no significant impairments of its long-lived assets.

Net Loss Per Common Share

The Company has adopted ASC 260-10, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per share is computed similarly to basic net income (loss) per share except that it includes the potential dilution that could occur if dilutive securities were converted. Dilutive securities having an anti-dilutive effect on diluted net loss per common share (such as the convertible notes payable (see Note 7) from June 30, 2009 to February 4, 2010) are excluded from the calculation.

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

In April 2010, the FASB issued ASU 2010-13, “Compensation-Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update do not expand the recurring disclosures required by Topic 718. Disclosures currently required under Topic 718 are applicable to a share-based payment award, including the nature and the term of share-based payment arrangements. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this guidance will not have a material impact on the Company’s financial condition or results of operations.

Certain other accounting pronouncements have been issued by the FASB and other standard setting organizations which are not yet effective and have not yet been adopted by the Company. The impact on the Company’s financial position and results of operations from adoption of these standards is not expected to be material.

NOTE 3 - RECEIVABLE FROM RELATED PARTY

Minglong Industry Co. Ltd. (“Minglong”) is one of the Company’s significant shareholders and is controlled by the chief executive officer of the Company. Receivable from related party, representing the net amount advanced to Minglong (see Note 13), was $2,643,248 and $2,790,207 as of December 31, 2010 and 2009, respectively. The receivable due from Minglong is interest free and due on demand.

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
of $1,603,405 until repaid (discounted at 7% interest rate)	$11,228,703
Effect of change in exchange rate	45,893
Net carrying value of land use right and buildings
(less $113,057 foreign exchange translation adjustment)	(16,443,890)
Loss on sale of real property	$(5,169,294)

From March 12, 2008 to December 31, 2010, the receivable from sale and leaseback of real property – related party changed as follows:

Balance due from Minglong at March 12, 2008 in connection with the
sale and leaseback of real property, noninterest bearing (discounted)	$11,228,703

Amounts collected (See Note 13)	(7,681,172)
Accretion of discount on receivable	2,280,191
Foreign exchange translation adjustment	198,524
Balance at December 31, 2008	6,026,246
Amounts collected - during the year ended December 31, 2009	(1,625,300)
Accretion of discount on receivable	482,478
Foreign exchange translation adjustment	(16,695)
Balance at December 31, 2009	4,866,729
Amounts collected - during the year ended December 31, 2010	(1,658,873)
Accretion of discount on receivable	492,444
Foreign exchange translation adjustment	136,921
Balance at December 31, 2010	3,837,221
Less: current portion	1,196,272
Receivable from sale and leaseback of real property - related party	$2,640,949

NOTE 5 – PROPERTY AND EQUIPMENT

As of December 31, 2010 and December 31, 2009, property, plant and equipment consisted of the following:

	2010	2009

Infrastructure and leasehold improvements	$15,434,952	$11,237,638
Educational equipment	516,376	561,144
Automobiles	46,489	28,834
Total property and equipment	15,997,817	11,827,616
Accumulated depreciation	(5,116,275)	(4,077,846)
Property and equipment, net	$10,881,542	$7,749,770

The Company had depreciation expense of $935,765 and $901,348 for the years ended December 31, 2010 and 2009, respectively.

On May 24, 2010, the Company approved a major campus renovation plan with a total budget of RMB 26,000,000 ($3,939,520). In May 2010, the Company executed three contracts with three vendors for (1) central air conditioning system installation (RMB 12,300,000, or $1,863,696), (2) installation of 2,925 trees (RMB 7,280,000, or $1,103,066), and (3) renovation upgrade of school cafeteria (RMB 5,580,000, or $845,482), or for a total of RMB 25,160,000 ($3,812,243). By September 30, 2010, a total of RMB 20,120,000 ($3,048,582) had been paid to the three contractors as required advances under the contracts. The first contract provides for the work to be finished in August 2010 and provides for payments to the contractor of 80% in advance (RMB 9,840,000, or $1,490,957, was paid in June 2010), 10% within one year after project completion (RMB 1,230,000, or $186,370), and 10% within two years of project completion (RMB 1,230,000 or $186,370). The second contract provides for the work to be finished in September 2010 and provides for payments to the contractor of 80% in advance (RMB 5,820,000, or $881,846, was paid in June 2010), 10% within six months after project completion (RMB 728,000 or $110,307), and 10% within one year after project completion (RMB 732,000, or $110,307). The third contract provides for the work to be finished in September 2010 and provides for payments to the contractor of 80% in advance (RMB 4,460,000, or $675,779, was paid in June 2010), 10% within six months after project completion (RMB 558,000, or $84,548), and 10% within one year after project completion (RMB 562,000, or $85,154).

Due to inclement weather, the campus renovation project was completed in November 2010. The full amount of RMB 25,160,000 ($3,812,243) was recorded as leasehold improvements. The remaining balance of RMB 5,040,000 ($763,661) was included in accounts payable.

NOTE 6 - BANK AND LOAN COMPANY BORROWINGS

The Company has borrowed $12,576,160 and $10,401,500 from two banks and a loan company located in China under credit agreements as of December 31, 2010 and 2009, respectively. Borrowings under credit lines consisted of the following:

	2010	2009
Bank and Loan Company Borrowings
Borrowings from Huaxia Bank Suzhou Branch
Interest at 5.346% per annum, due by October 30, 2010	$-	$2,637,000
Interest at 5.346% per annum, due by November 5, 2010	-	2,197,500
Interest at 5.346% per annum, due by November 9, 2010	-	2,710,250
Interest at 5.346% per annum, due by November 18, 2010	-	1,098,750
Interest at 5.61% per annum, due by January 28, 2011	4,697,120	-
Interest at 5.61% per annum, due by January 29, 2011	1,969,760	-
Interest at 5.838% per annum, due by November 18, 2011	2,272,800	-
Borrowings from Huaxia Bank Subtotal	8,939,680	8,643,500
Borrowings from Jiangsu Dongwu Rural Commercial Bank
Interest at 6.903% per annum, due by June 12, 2011	303,040	293,000
Interest at 6.903% per annum, due by June 12, 2011	1,363,680	1,465,000
Borrowings from Dongwu Rural Commercial Bank Subtotal	1,666,720	1,758,000
Borrowings from Suzhou Guorunfa Rural Small Loan Co. Ltd
Interest at 13% per annum, due by November 15, 2011(unsecured)	1,969,760	-
Total borrowings	12,576,160	10,401,500
Current portion	12,576,160	10,401,500
Long term portion	$-	$-

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank. The Company acquired a 2,000,000 RMB (approximately $303,040) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 234 square meter residential unit and a 62 square meter land use right owned by Ti Yin and Yan Hong, the third party assigned by the bank.

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank. The Company acquired a 11,000,000 RMB (approximately $1,666,720) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 477 square meter residential unit and a 837 square meter land use right owned by the Chief Executive Officer of the Company.

The loans from Huaxia Bank are secured by the land use right of Blue Tassel School and four buildings totaling 20,926.86 square meters of the School.

On October 28, 2010, the Company received a RMB 31,000,000 ($4,697,120) borrowing from Huaxia Bank. The loan bore interest at 5.61% per annum and was due by January 28, 2011. On October 29, 2010, the Company received a RMB 13,000,000 ($1,969,760) borrowing from Huaxia Bank. The loan was a “working capital” loan that bore interest at 5.61% per annum and was due by January 29, 2011 (see Note 16). On November 18, 2010, the Company received a RMB 15,000,000 ($2,272,800) borrowing from Huaxia Bank. The loan was a “working capital” loan that bears interest at 5.838% per annum and is due by November 18, 2011.

From November 18 through November 23, 2010, the Company received a total of RMB 13,000,000 ($1,969,760) under a “working capital” line of credit agreement entered into on November 16, 2010 with Guorunfa Rural Small Loan Company. Under the line of credit agreement the Company may borrow a maximum of RMB 24,700,000 ($3,742,544) between November 16, 2010 and November 15, 2012, for which Minglong (Suzhou) Industry Co., Ltd. has currently pledged real estate located in Suzhou City, Peoples Republic of China. Minglong (Suzhou) is not required to re-provide sufficient collateral each time a fresh borrowing occurs under the line of credit during its 2 year term. The interest rate for each borrowing is fixed at the time the borrowing occurs. The interest rate for the 3 borrowings comprising the RMB 13,000,000 ($1,969,760) was set at 1.0833% per month.

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

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company's accounts payable and accrued expenses as of December 31, 2010 and 2009 are summarized as follows:

	2010	2009

Accounts payable	$1,216,941	$490,001
Accrued wages	129,492	120,776
Accrued consulting fees	763,661	883,384
Accrued interest on convertible notes payable	-	46,800
Other accrued expenses	74,521	190,541
Total accounts payable and accrued expenses	$2,184,615	$1,731,502

On December 31, 2009, the Company authorized consulting fee payments totaling $846,788 to 56 consultants who provided various education consulting services to the Company during 2009. The consulting fees were accrued in December 2009 and were paid in full on February 5, 2010.

On June 15, 2010, the Company authorized to contract with 56 consultants to provide various education consulting services for the Company from July 1, 2010 to December 31, 2010. Accordingly, consulting fees of RMB 5,040,000 ($763,661) were accrued as of December 31, 2010

NOTE 9 - PAYABLES TO RELATED PARTIES

Payables to related parties as of December 31, 2010 and 2009 consisted of the following:

	2010	2009

Payable to Chief Financial Officer (See Note 13)	$-	$58,600
Payable to Mr. Yongqi Zhu	617,810	660,741
Total Payable to Related Parties	$617,810	$719,341

Payable to Chief Financial Officer in the amount of $58,600 as of December 31, 2009 represented the net balance of loans from the Chief Financial Officer of the Company. The payable was interest free and due on demand. The payable was paid in full during the first quarter of 2010.

Payable to Mr. Yongqi Zhu, the Chief Executive Officer of the Company, was $617,810 and $660,741 as of December 31, 2010 and 2009, respectively. The payable represented the net balance of loans from Mr. Zhu advanced to the Company. The balance due to Mr. Zhu is interest free and due on demand.

NOTE 10 - DEFERRED REVENUE

The Company’s revenue consists of tuition fees, accommodation fees and others. Those fees will usually be collected in advance at the beginning of a semester. Spring semester runs from February to July. Autumn semester runs from August to January. Spring semester tuition is collected starting from December. Autumn semester tuition is collected starting from May. The Company prorates the fees collected to applicable months during the semester, recognizes revenue in the corresponding periods and records unrecognized fees collected as deferred income. As of December 31, 2010 and 2009, the deferred revenue balance totaled $933,662 and $715,535, respectively.

NOTE 11 - STATUTORY RESERVES

Statutory reserves as of December 31, 2010 and 2009 consisted of the following:

	2010	2009

Statutory surplus reserve	$307,853	$307,853
Statutory common welfare fund	172,960	172,960
Total	$480,813	$480,813

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

As an educational institution, the Blue Tassel School has an option not to make these appropriations. For the year ended December 31, 2010 and 2009, the Company did not make any appropriations to the statutory reserves.

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity at December 31, 2010 and 2009, were as follows:

Foreign Currency
Translation Adjustments

Balance at December 31, 2008	$754,008
Change during the year ended December 31, 2009	(4,200)
Balance at December 31, 2009	749,808
Change during the year ended December 31, 2010	57,549
Balance at December 31, 2010	$807,357

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company will sometimes receive funds from and advance funds to Mr. Yongqi Zhu, one of its significant shareholders and the Chief Executive Officer of the Company. As of December 31, 2010 and 2009, the balance due to Mr. Zhu was $617,810 and $660,741, respectively, which was included in payables to related parties (see Note 9). The balance due to Mr. Zhu is interest free and due on demand.

During 2009, the Company received $146,500 from Ms. Xue, Chief Financial Officer of the Company and returned $146,500 to Mr. Xue in the fourth quarter of 2009. As of December 31, 2010 and 2009, the balance due to Ms. Xue was $0 and $58,600, respectively, which was interest free and due on demand (see Note 9).

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

For the year ended December 31, 2009, the Company advanced net cash of $3,020,313 to Minglong. Minglong paid expenses of $156,734 and $73,372 on behalf of China Ivy during 2009 and 2008, respectively. A netted amount of $2,790,207 was recorded under the caption “Receivable from Related Party” as of December 31, 2009. During 2010, Minglong repaid the $2,790,207 to the Company and the Company advanced a net of $2,643,248 to Minglong.

During 2010, Minglong paid expenses of $36,406 on behalf of the Company.

On December 31, 2009, the Company entered into a one year lease agreement with Minglong to continue use of current office space located at 1 Suhua Road, Shiji Jinrong Building, Suite 801, Suzhou Industrial Park, Jiangsu Province, P.R. China. The rent and related maintenance expense is $234,543 (RMB 1,569,163) per annum. See Note 14.

As discussed in Note 7, in exchange for a $448,000 convertible note payable by the Company to Minglong (Asia), Minglong (Asia) acquired 5,600,000 shares of Company common stock in February 2010, resulting in it being a 26% owner in the Company at December 31, 2010. Mr. Zhu is a 56% owner in the Company at December 31, 2010.

NOTE 14 - COMMITMENTS

Operating Lease Obligations

Blue Tassel School leases a land use right and 20 buildings located in Suzhou City Wuzhong Economy Development District from Minglong, the former shareholder of Blue Tassel School (Note 4). The term of the lease agreement is 10 years starting March 12, 2008. The lease is considered an operating lease.

On December 31, 2009, the Company entered into a one year lease agreement with Minglong to continue use of current office space located at 1 Suhua Road, Shiji Jinrong Building, Suite 801, Suzhou Industrial Park, Jiangsu Province, P.R. China. The rent and related maintenance expense was RMB 1,569,163 ($237,760) per annum. On December 31, 2010, the Company renewed the lease to December 31, 2011 with the same terms.

Rent expense and related maintenance expenses totaled $1,890,701 and $1,811,139 for the years ended December 31, 2010 and 2009, respectively.

Aggregate minimum future lease payments under operating leases as of December 31, 2010 for each of the next five years and thereafter are as follows:
Period ending December 31,	Minimum lease payments
2011	$1,939,076
2012	1,701,316
2013	1,701,316
2014	1,701,316
2015	1,701,316
Thereafter	3,827,961
Total	$12,572,301

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

On June 15, 2010, the Company authorized to contract with 56 consultants to provide various education consulting services for the Company from July 1, 2010 to December 31, 2010. Total estimated consulting fees, which have been accrued over the six months ended December 31, 2010, are RMB 5,040,000 ($763,661). For the years ended December 31, 2010 and 2009, consulting fees expense was $752,445 and $899,531, respectively.

NOTE 15 – SUBSEQUENT EVENT

On January 27, 2011, the Company repaid a RMB 31,000,000 ($4,697,120) borrowing from Huaxia Bank due January 28, 2011. On January 30, 2011 the Company repaid a RMB 13,000,000 ($1,969,760) borrowing from Huaxia Bank due January 29, 2011.

On January 27, 2011, the Company received a RMB 15,000,000 ($2,272,800) borrowing from Huaxia Bank. The loan is a “working capital” loan which bears interest at 6.10% per annum and is due by January 27, 2012. On January 31, 2011, the Company received a RMB 15,000,000 ($2,272,800) borrowing from Huaxia Bank. The loan is a “working capital” loan which bears interest at 6.10% per annum and is due by January 31, 2012. On February 1, 2011, the Company received a RMB 14,000,000 ($2,121,280) borrowing from Huaxia Bank. The loan is a “working capital” loan which bears interest at 6.10% per annum and is due by February 1, 2012. The loans from Huaxia Bank are secured by the land use right of Blue Tassel School and four buildings totaling 20,926.86 square meters of the School.

On March 30, 2011, the Company received payment of RMB 25,300,000 ($3,833,456) from Minglong Industry Co. satisfying an interest free advance receivable of $2,643,248 at December 31, 2010 discussed in Notes 3 and 13 above, plus additional advances made by the Company to that entity during the first quarter of 2011.