Form 10-Q
period 2011-03-31
CHINA IVY SCHOOL, INC.
filed 2011-05-20
CIK 1130128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended March 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to _______________

Commission File Number: 000-50240

CHINA IVY SCHOOL, INC.
(Exact name of small business as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0534456 (IRS Employer Identification Number)

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

Large accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 20, 2011, the Registrant had outstanding 22,582,500 shares of common stock.

Forward Looking Statements

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This report contains a number of forward-looking statements that reflect management's current views and expectations with respect to our business, strategies, future results and events and financial performance. All statements made in this Report other than statements of historical fact, including statements that address operating performance, events or developments that management expects or anticipates will or may occur in the future, including statements related to growth, revenues, profitability, adequacy of funds from operations, statements expressing general optimism about future operating results and non-historical information, are forward looking statements. In particular, the words "believe," "expect," "intend," " anticipate," "estimate," "may," "will," variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements and their absence does not mean that a statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed in our Reports previously filed with the Securities and Exchange Commission. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated or implied by forward-looking statements. Except as required under the federal securities laws, we do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances. Readers should not place undue reliance on forward-looking statements, which are based on management's current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below) and apply only as of the date of this report.

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Condensed Consolidated Balance Sheets as of March 31, 2011 (Unaudited) and December 31, 2010	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	F-2

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended March 31, 2011 (Unaudited) and for the year ended December 31, 2010	F-3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,067,456	$217,424
Advance made to "key" employee	809,363	-
Receivable from related party	-	2,643,248
Receivable from sale and leaseback of real property - related party	1,205,668	1,196,272
Total Current Assets	5,082,487	4,056,944
Property and equipment, net	10,638,687	10,881,542
Receivable from sale and leaseback of real property - related party	2,360,273	2,640,949
Total Assets	$18,081,447	$17,579,435

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Bank and loan company borrowings	$14,202,030	$12,576,160
Accounts payable	923,606	1,273,024
Accrued expenses	149,689	911,591
Payables to related parties	693,366	617,810
Deferred revenue	1,764,194	933,662
Total Current Liabilities	17,732,885	16,312,247

Total Liabilities	17,732,885	16,312,247

Stockholders' Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, none issued and outstanding as of March 31, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 22,582,500 and 22,582,500 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	22,583	22,583
Additional paid in capital	5,906,363	5,906,363
Statutory reserves	480,813	480,813
Accumulated deficit	(6,874,241)	(5,949,928)
Accumulated other comprehensive income	813,044	807,357
Total Stockholders' Equity	348,562	1,267,188

Total Liabilities and Stockholders' Equity	$18,081,447	$17,579,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(UNAUDITED)

	2011	2010

Operating Revenue:
Tuition	$1,285,285	$1,429,840
Accommodation fees	106,794	120,836
Kindergarten income	48,632	50,689
Auxiliary activities (cafeteria, books, tutoring, dormitories, transportation)	248,189	54,410
Total operating revenue	1,688,900	1,655,775

Operating expenses
Teachers salaries and related expenses	812,628	682,244
Auxiliary activities (cafeteria, books, tutoring, dormitories, transportation)	327,820	364,450
Professional and consulting fees	15,000	30,000
Rent and related expenses	486,304	468,708
Depreciation and amortization	331,990	227,773
Other general and administrative expenses	477,227	182,221
Total operating expenses	2,450,969	1,955,396

Loss from operations	(762,069)	(299,621)

Other (income) expense
Interest income	(237)	(146)
Interest expense	289,142	172,711
Loss on disposal of property and equipment	-	2,703
Accretion of discount on receivable from related party relating to sale of real property	(126,661)	(122,078)
Total Other (Income) Expense	162,244	53,190

Loss Before Income Tax	(924,313)	(352,811)
Provision for income tax	-	-

Net Loss	(924,313)	(352,811)

Other comprehensive item
Foreign currency translation adjustment	5,687	(54)

Comprehensive income (loss)	$(918,626)	$(352,865)

Basic and diluted net loss per share:	$(0.04)	$(0.02)

Weighted average number of basic and diluted shares outstanding	22,582,500	15,215,833

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2010

	Common Stock		Additional	Accumulated Other Comprehensive	Statutory	Accumulated	Total Stockholders'
	Number of Shares	Amount	Paid in Capital	Income (Loss)	Reserves	Deficit	Equity
Balance - December 31, 2009	3,082,500	$3,083	$4,302,907	$749,808	$480,813	$(5,115,622)	$420,989
Conversion of convertible notes	19,500,000	19,500	1,540,500	-	-	-	1,560,000
Satisfaction of accrued interest on conversion of convertible notes	-	-	62,956	-	-	-	62,956
Foreign currency translation adjustment	-	-	-	57,549	-	-	57,549
Net loss for the year ended December 31, 2010	-	-	-	-	-	(834,306)	(834,306)
Balance - December 31, 2010	22,582,500	22,583	5,906,363	807,357	480,813	(5,949,928)	1,267,188
Foreign currency translation adjustment	-	-	-	5,687	-	-	5,687
Net loss for the three months ended March 31, 2011 (Unaudited)	-	-	-	-	-	(924,313)	(924,313)
	22,582,500	$22,583	$5,906,363	$813,044	$480,813	$(6,874,241)	$348,562

The accompanying notes are an integral part of these consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010 (UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(924,313)	$(352,811)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	331,990	227,773
Imputed rent and related expense	426,676	411,237
Imputed interest on convertible notes	-	16,156
Accretion of discount on receivable from related party	(126,661)	(122,078)
Loss from disposal of property and equipment	-	2,703
Changes in operating assets and liabilities
Decrease in advances made to vendors	-	95,974
(Decrease) in accounts payable	(349,418)	(150,428)
(Decrease) in accrued expenses	(761,902)	(873,028)
Increase in deferred revenue	830,532	1,409,550
Net cash (used in) provided by operating activities	(573,096)	665,048

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment	(5,225)	-
New advances made to related party	-	(425,446)
Advance to "key" employee	(809,363)	(735,430)
Collection of prior year's advances made to related party	2,643,248	2,790,207
Net cash provided by investing activities	1,828,660	1,629,331

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan company borrowing	1,527,100
Proceeds from (repayment of) payable to related parties	75,556	(76,180)
Net cash provided by (used in) financing activities	1,602,656	(76,180)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(8,188)	(54)
NET INCREASE IN CASH AND CASH EQUIVALENTS	2,850,032	2,218,145
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	217,424	46,187
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$3,067,456	$2,264,332

Supplemental Disclosures of Cash Flow Information:
Income tax payments	$-	$-
Interest payments	$227,221	$156,555
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of 6% convertible notes	$-	$1,560,000
Satisfaction of accrued interest on conversion of convertible notes	$-	$62,956

The accompanying notes are an integral part of these condenced consolidated financial statements.

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

Going Concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of March 31, 2011 and December 31, 2010, the Company had a working capital deficit of $12,650,398 and $12,255,303, respectively. The Company also had an accumulated deficit of $6,874,241 as of March 31, 2011. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition through a debt or equity offering of its securities and /or a business combination with another business entity. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Transaction gains or losses arising from exchange rate fluctuations on balances and transactions denominated in a currency other than the functional currency are included in the consolidated results of operations. There is no material foreign currency transaction gain or loss for the three months ended March 31, 2011 and 2010.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) topic 718-10, Stock Compensation. As of March 31, 2011 and December 31, 2010, no stock options or warrants have been granted and none are outstanding.

Advertising

Advertising costs are expensed as incurred. Advertising costs were not material for the three months ended March 31, 2011 and 2010.

Research and Development

In accordance with ASC 730-10, Research and Development, the Company expenses all research and development costs as incurred. There were no research and development costs incurred for the three months ended March 31, 2011 and 2010.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, advances made to employees and vendors, receivable from related party, receivable from sale and leaseback of real property - related party, bank and loan company borrowings, accounts payable and accrued expenses, and payables to related parties.  The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments or based upon market quotations of instruments with similar interest rates and maturities.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. Based on its review, the Company believes that, as of March 31, 2011 and December 31, 2010, there were no significant impairments of its long-lived assets.

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

Diluted net income (loss) per share is computed similarly to basic net income (loss) per share except that it includes the potential dilution that could occur if dilutive securities were converted. Dilutive securities having an anti-dilutive effect on diluted net loss per common share (such as the convertible notes payable (see Note 8) from July 1, 2009 to February 4, 2010) are excluded from the calculation.

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10 - Q. In the opinion of management, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the three months ended March 31, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2011 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Form 10 –K filed March 31, 2011.

NOTE 4 – ADVANCES TO “KEY” EMPLOYEE

Advance made to “Key” Employee consists of:

	March 31,	December 31,
	2011	2010
	(Unaudited)

Temporary advance to "key" employee	$809,363	$-

The temporary advance to “key” employee was repaid in full on April 1, 2011.

NOTE 5 - RECEIVABLE FROM RELATED PARTY

Minglong Industry Co. Ltd. (“Minglong”) is one of the Company’s significant shareholders and is controlled by the chief executive officer of the Company. Receivable from related party, representing the net amount advanced to Minglong (see Note 15), was $0 and $2,643,248 as of March 31, 2011 and December 31, 2010, respectively. The receivable due from Minglong is interest free and due on demand.

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

The lease payments equaled the total sales price of $15,969,247 (RMB 111,829,458). The leases was $3.40 (RMB 24) per square meter annually, totaling $315,280 (RMB 2,207,840) per year for using the land and $35.60 (RMB 180) per square meter annually, totaling $1,288,125 (RMB 9,020,486) per year for leasing the buildings. The total annual lease was $1,603,405 (RMB 11,228,326) until a total of $15,969,247 (RMB 111,829,458) has been offset against the amount receivable from related party over the 10 year term of the lease.

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
of $1,603,405 until repaid (discounted at 7% interest rate)	$11,228,703
Effect of change in exchange rate	45,893
Net carrying value of land use right and buildings
(less $113,057 foreign exchange translation adjustment)	(16,443,890)
Loss on sale of real property	$(5,169,294)

From March 12, 2008 to March 31, 2011, the receivable from sale and leaseback of real property – related party changed as follows:

Balance due from Minglong at March 12, 2008 in connection with the
sale and leaseback of real property, noninterest bearing (discounted)	$11,228,703
Amounts collected (See Note 14)	(7,681,172)
Accretion of discount on receivable	2,280,191
Foreign exchange translation adjustment	198,524
Balance at December 31, 2008	6,026,246
Amounts collected - during the year ended December 31, 2009	(1,625,300)
Accretion of discount on receivable	482,478
Foreign exchange translation adjustment	(16,695)
Balance at December 31, 2009	4,866,729
Amounts collected - during the year ended December 31, 2010	(1,658,873)
Accretion of discount on receivable	492,444
Foreign exchange translation adjustment	136,921
Balance at December 31, 2010	3,837,221
Amounts collected - three months ended March 31, 2011	(426,676)
Accretion of discount on receivable	126,661
Foreign exchange translation adjustment	28,735
Balance at March 31, 2011 (Unaudited)	3,565,941
Less: current portion	1,205,668
Receivable from sale and leaseback of real property - related party	$2,360,273

NOTE 7 – PROPERTY AND EQUIPMENT

As of March 31, 2011 and December 31, 2010, property, plant and equipment consisted of the following:

	2011	2010
	(Unaudited)
Infrastructure and leasehold improvements	$15,556,175	$15,434,952
Educational equipment	525,656	516,376
Automobiles	46,854	46,489
Total property and equipment	16,128,685	15,997,817
Accumulated depreciation	(5,489,998)	(5,116,275)
Property and equipment, net	$10,638,687	$10,881,542

The Company had depreciation expense of $331,990 and $227,773 for the three months ended March 31, 2011 and 2010, respectively.

On May 24, 2010, the Company approved a major campus renovation plan with a total budget of RMB 26,000,000. In May 2010, the Company executed three contracts with three vendors for (1) central air conditioning system installation (RMB 12,300,000), (2) installation of 2,925 trees (RMB 7,280,000), and (3) renovation upgrade of school cafeteria (RMB 5,580,000), or for a total of RMB 25,160,000. By September 30, 2010, a total of RMB 20,120,000 had been paid to the three contractors as required advances under the contracts. The first contract provides for the work to be finished in August 2010 and provides for payments to the contractor of 80% in advance (RMB 9,840,000 was paid in June 2010), 10% within one year after project completion (RMB 1,230,000), and 10% within two years of project completion (RMB 1,230,000). The second contract provides for the work to be finished in September 2010 and provides for payments to the contractor of 80% in advance (RMB 5,820,000 was paid in June 2010), 10% within six months after project completion (RMB 728,000), and 10% within one year after project completion (RMB 732,000). The third contract provides for the work to be finished in September 2010 and provides for payments to the contractor of 80% in advance (RMB 4,460,000 was paid in June 2010), 10% within six months after project completion (RMB 558,000), and 10% within one year after project completion (RMB 562,000).

Due to inclement weather, the campus renovation project was completed in November 2010. The full amount of RMB 25,160,000 ($3,842,184) was recorded as leasehold improvements. The remaining balance of RMB 5,040,000 ($769,658) was included in accounts payable.

NOTE 8 - BANK AND LOAN COMPANY BORROWINGS

The Company has borrowed $14,202,030 and $12,576,160 from two banks and a loan company located in China under credit agreements as of March 31, 2011 and December 31, 2010, respectively. Borrowings under credit lines consisted of the following:

	2011	2010
Bank and Loan Company Borrowings	(Unaudited)
Borrowings from Huaxia Bank Suzhou Branch
Interest at 6.10% per annum, due by January 27, 2012	$2,290,650	$-
Interest at 6.10% per annum, due by January 31, 2012	2,290,650	-
Interest at 6.10% per annum, due by Februay 1, 2012	2,137,940	-
Interest at 5.61% per annum, due by January 28, 2011	-	4,697,120
Interest at 5.61% per annum, due by January 29, 2011	-	1,969,760
Interest at 5.838% per annum, due by November 18, 2011	2,290,650	2,272,800
Borrowings from Huaxia Bank Subtotal	9,009,890	8,939,680
Borrowings from Jiangsu Dongwu Rural Commercial Bank
Interest at 6.903% per annum, due by June 12, 2011	305,420	303,040
Interest at 6.903% per annum, due by June 12, 2011	1,374,390	1,363,680
Borrowings from Dongwu Rural Commercial Bank Subtotal	1,679,810	1,666,720
Borrowings from Suzhou Guorunfa Rural Small Loan Co. Ltd
Interest at 13% per annum, due by November 15, 2011(unsecured)	1,985,230	1,969,760
Interest at 13% per annum, due by November 15, 2011(unsecured)	1,527,100	-
Borrowings from Suzhou Guorunfa Rural Small Loan Co. Ltd. Subtotal	3,512,330	1,969,760
Total borrowings	14,202,030	12,576,160
Current portion	14,202,030	12,576,160
Long term portion	$-	$-

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank. The Company acquired a 2,000,000 RMB (approximately $305,420) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 234 square meter residential unit and a 62 square meter land use right owned by Ti Yin and Yan Hong, the third party assigned by the bank.

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank. The Company acquired a 11,000,000 RMB (approximately $1,679,810) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 477 square meter residential unit and a 837 square meter land use right owned by the Chief Executive Officer of the Company.

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

From November 18 through November 23, 2010, the Company received a total of RMB 13,000,000 ($1,969,760) under a “working capital” line of credit agreement entered into on November 16, 2010 with Guorunfa Rural Small Loan Company (“Guorunfa”). Under the line of credit agreement, the Company may borrow a maximum of RMB 24,700,000 ($3,742,544) between November 16, 2010 and November 15, 2012, for which Minglong (Suzhou) Industry Co., Ltd. has currently pledged real estate located in Suzhou City, Peoples Republic of China. Minglong (Suzhou) is not required to re-provide sufficient collateral each time a fresh borrowing occurs under the line of credit during its 2 year term. The interest rate for each borrowing is fixed at the time the borrowing occurs. The interest rate was set at 1.0833% per month (approximately 13% per annum). On March 18, 2011, the Company borrowed additional RMB 10,000,000 ($1,527,100). Total borrowings from Guorunfa were RMB 23,000,000 ($3,512,330) at March 31, 2011.

On January 27, 2011, the Company repaid a RMB 31,000,000 ($4,697,120) borrowing from Huaxia Bank due January 28, 2011. On January 30, 2011 the Company repaid a RMB 13,000,000 ($1,969,760) borrowing from Huaxia Bank due January 29, 2011.

On January 27, 2011, the Company received a RMB 15,000,000 ($2,290,650) borrowing from Huaxia Bank. The loan is a “working capital” loan which bears interest at 6.10% per annum and is due by January 27, 2012. On January 31, 2011, the Company received a RMB 15,000,000 ($2,290,650) borrowing from Huaxia Bank. The loan is a “working capital” loan which bears interest at 6.10% per annum and is due by January 31, 2012. On February 1, 2011, the Company received a RMB 14,000,000 ($2,137,940) borrowing from Huaxia Bank. The loan is a “working capital” loan which bears interest at 6.10% per annum and is due by February 1, 2012. The loans from Huaxia Bank are secured by the land use right of Blue Tassel School and four buildings totaling 20,926.86 square meters of the School.

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

Holders of the Notes could at any time convert all or any portion of the principal amount of the Notes into shares of the Company's Common Stock at a conversion price, subject to adjustment, initially equal to eight cents ($0.08) per share. No interest was payable on any portion of a Note converted into Common Stock. Had the conversion price decreased or increased, the number of shares of Common Stock issuable upon conversion of the Notes would have been proportionately increased or decreased, as the case may be. In the event of default by the Company in its obligations under the Notes, Holders could have, at their option, declared the principal of the Note and the interest accrued thereon to be immediately due and payable.

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

NOTE 10 - ACCRUED EXPENSES

The Company's accrued expenses as of March 31, 2011 and December 31, 2010 consisted of the following:

	2011	2010
	(Unaudited)
Accrued wages	$131,106	$129,492
Accrued consulting fees	-	763,661
Accrued interest expense	18,583	18,438
Total accounts payable and accrued expenses	$149,689	$911,591

On December 31, 2009, the Company authorized consulting fee payments totaling $846,788 to 56 consultants who provided various education consulting services to the Company during 2009. The consulting fees were accrued in December 2009 and were paid in full on February 5, 2010.

On June 15, 2010, the Company authorized to contract with 56 consultants to provide various education consulting services for the Company from July 1, 2010 to December 31, 2010. Accordingly, consulting fees of RMB 5,040,000 ($763,661) were accrued as of December 31, 2010. The consulting fees were paid in full in February 2011.

NOTE 11 - PAYABLES TO RELATED PARTIES

Payables to related parties as of March 31, 2011 and December 31, 2010 consisted of the following:

	2011	2010
	(Unaudited)
Payable to Minglong	$108,881	$-
Payable to Mr. Yongqi Zhu	584,485	617,810
Total Payable to Related Parties	$693,366	$617,810

Minglong Industry Co. Ltd. (“Minglong”) is one of the Company’s significant shareholders and is controlled by the chief executive officer of the Company. Payable to Minglong representing the net amount advanced from Minglong (see Notes 5 and 15), was $108,881 and $0 as of March 31, 2011 and December 31, 2010, respectively. The payable to Minglong is interest free and due on demand.

Payable to Mr. Yongqi Zhu, the Chief Executive Officer of the Company, was $584,485 and $617,810 as of March 31, 2011 and December 31, 2010, respectively. The payable represented the net balance of loans from Mr. Zhu advanced to the Company. The balance due to Mr. Zhu is interest free and due on demand.

NOTE 12 - DEFERRED REVENUE

The Company’s revenue consists of tuition fees, accommodation fees and others. Those fees will usually be collected in advance at the beginning of a semester. Spring semester runs from February to July. Autumn semester runs from August to January. Spring semester tuition is collected starting from December. Autumn semester tuition is collected starting from May. The Company prorates the fees collected to applicable months during the semester, recognizes revenue in the corresponding periods and records unrecognized fees collected as deferred income. As of March 31, 2011 and December 31, 2010, the deferred revenue balance totaled $1,764,194 and $933,662, respectively.

NOTE 13 - STATUTORY RESERVES

Statutory reserves as of March 31, 2011 and December 31, 2010 consisted of the following:

	2011	2010
	(Unaudited)
Statutory surplus reserve	$307,853	$307,853
Statutory common welfare fund	172,960	172,960
Total	$480,813	$480,813

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

As an educational institution, the Blue Tassel School has an option not to make these appropriations. For the three months ended March 31, 2011 and 2010, the Company did not make any appropriations to the statutory reserves.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' equity at March 31, 2011 and December 31, 2010, were as follows:

Foreign Currency
Translation Adjustments
Balance at December 31, 2009	$749,808
Change during the year ended December 31, 2010	57,549
Balance at December 31, 2010	807,357
Change during the three months ended March 31, 2011	5,687
Balance at December 31, 2011 (Unaudited)	$813,044

NOTE 15 - RELATED PARTY TRANSACTIONS

The Company will sometimes receive funds from and advance funds to Mr. Yongqi Zhu, one of its significant shareholders and the Chief Executive Officer of the Company. As of March 31, 2011 and December 31, 2010, the balance due to Mr. Zhu was $584,485 and $617,810, respectively, which was included in payables to related parties (see Note 11). The balance due to Mr. Zhu is interest free and due on demand.

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

For the year ended December 31, 2009, the Company advanced net cash of $3,020,313 to Minglong. Minglong paid expenses of $156,734 and $73,372 on behalf of China Ivy during 2009 and 2008, respectively. A netted amount of $2,790,207 was recorded under the caption “Receivable from Related Party” as of December 31, 2009. Minglong repaid the $2,790,207 to the Company in 2010.

During 2010, Minglong paid expenses of $36,406 on behalf of the Company. As of December 31, 2010, the net amount the Company advanced to Minglong was $2,643,248. On March 30, 2011, the Company received payment of RMB 25,300,000 ($3,833,456) from Minglong Industry Co. satisfying an interest free advance receivable of $2,643,248 at December 31, 2010, plus additional advances made by the Company to that entity during the first quarter of 2011. As a result, the Company had a payable to Minglong of $108,881 at March 31, 2011. As further discussed in Note 18, the Company advanced approximately $3,485,000 to Minglong during the month of April 2011.

On December 31, 2009, the Company entered into a one year lease agreement with Minglong to continue use of current office space located at 1 Suhua Road, Shiji Jinrong Building, Suite 801, Suzhou Industrial Park, Jiangsu Province, P.R. China from January 1 2010 to December 31, 2010. The rent and related maintenance expense is $239,627 (RMB 1,569,163) per annum. (See Note 16). The Company renewed the lease to December 31, 2011 with the same terms.

As discussed in Note 8, in exchange for a $448,000 convertible note payable by the Company to Minglong (Asia), Minglong (Asia) acquired 5,600,000 shares of Company common stock in February 2010, resulting in it being a 26% owner in the Company at December 31, 2010. Mr. Zhu is a 56% owner in the Company at December 31, 2010.

NOTE 16 - COMMITMENTS

Operating Lease Obligations

Blue Tassel School leases a land use right and 20 buildings located in Suzhou City Wuzhong Economy Development District from Minglong, the former shareholder of Blue Tassel School (Note 6). The term of the lease agreement is 10 years starting March 12, 2008. The lease is considered an operating lease.

On December 31, 2009, the Company entered into a one year lease agreement with Minglong to continue use of current office space located at 1 Suhua Road, Shiji Jinrong Building, Suite 801, Suzhou Industrial Park, Jiangsu Province, P.R. China. The rent and related maintenance expense was RMB 1,569,163 ($239,627) per annum. On December 31, 2010, the Company renewed the lease to December 31, 2011 with the same terms.

Rent expense and related maintenance expenses totaled $486,304 and $468,708 for the three months ended March 31, 2011 and 2010, respectively.

Aggregate minimum future lease payments under operating leases as of March 31, 2011 for each of the next five years and thereafter are as follows:

Years ending	Minimum lease
March 31,	payments
2012	$1,954,304
2013	1,714,677
2014	1,714,677
2015	1,714,677
2016	1,714,677
Thereafter	3,429,357
Total	$12,242,369

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

On June 15, 2010, the Company authorized to contract with 56 consultants to provide various education consulting services for the Company from July 1, 2010 to December 31, 2010. Total consulting fees, which were accrued over the six months ended December 31, 2010, were RMB 5,040,000 ($763,661). For the three months ended March 31, 2011 and 2010, consulting fees was $0 and $0, respectively.

NOTE 17 – RECLASSIFICATION

In prior filings, we reported certain auxiliary activities (cafeteria, books, tutoring, dormitories, and transportation) expenses in “student expenses”, net of auxiliary activities fees collected from students. Due to the growing importance of these auxiliary activities to our operations, we have decided to report auxiliary activities revenues and expenses separately in the statement of operations in this filing and future filings. The effect of this reclassification on the Statement of Operations for the three months ended March 31, 2010 follows:

	As Originally	Reclassification
	Reported	Adjustment	As Reclassified
Operating Revenue:
Tuition	$-	$-	$1,429,840
Accommodation fees	-	-	120,836
Kindergarten income	-	-	50,689
Auxiliary activities (cafeteria, books, tutoring, dormitories, transportation)	-	54,410	54,410
Net Revenue (as originally reported)/Total operating revenue (as reclassified)	1,601,365	54,410	1,655,775

Operating Expenses:
Teachers salaries and related expenses	682,244	-	682,244
Student expenses (as originally reported) / Auxiliary activities (cafeteria, books, tutoring, dormitories, transportation) (as reclassified)	310,040	54,410	364,450
Professional and consulting fees	30,000	-	30,000
Rent and related expenses	468,708	-	468,708
Depreciation and amortization	227,773	-	227,773
Other general and administrative expenses	182,221	-	182,221
Total Operating expenses	1,900,986	54,410	1,955,396
Loss From Operations	(299,621)	-	(299,621)
Other expense, net	(53,190)	-	(53,190)
Loss Before Income Tax	(352,811)	-	(352,811)
Provision for income tax	-	-	-
Net Loss	$(352,811)	$-	$(352,811)
NOTE 18 – SUBSEQUENT EVENTS

During the month of April 2011, the Company made fresh advances to Minglong of RMB 22,822,538 ($3,485,230). On May 19, 2011, the Company received repayment of RMB 19,380,000 ($2,959,520) from Minglong.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included in this Form 10-Q filed with the SEC.

Results of Operations

Comparison of Revenue for the Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31
	2011	2010
Revenue
Tuition fees	$1,285,285	$1,429,840
Accommodation fees	106,794	120,836
Kindergarten fees	48,632	50,689
Auxiliary activities (cafeteria, books, tutoring, dormitories, transportation)	248,189	54,410
Total Revenue	$1,688,900	$1,655,775

Net revenue for the three months ended March 31, 2011 totaled $1,688,900, an increase of $33,125 or 2%, compared to $1,655,775 for the three months ended March 31, 2010. The revenue from tuition fees was $1,285,285 for the three months ended March 31, 2011, a decrease of $144,555, or 10%, compared to $1,429,840 for the three months ended March 31, 2010. The revenue from accommodation fees was $106,794 for the three months ended March 31, 2011, a decrease of $14,042, or 12% compared to $120,836 for the three months ended March 31, 2010. The revenue from kindergarten was $48,632 for the three months ended March 31, 2011, a decrease of $2,057, or 4% compared to $50,689 for the three months ended March 31, 2010. The revenue from auxiliary activities (cafeteria, books, tutoring, dormitories, and transportation) fees was $248,189 for the three months ended March 31, 2011, an increase of $193,779, or 356% compared to $54,410 for the three months ended March 31, 2010. The decrease in tuition fees, accommodation fees and kindergarten fees resulted from reduction of enrollment. Our current enrollment as of March 31, 2011 was 1,342 students, a decrease of 397 students, or 23%, compared to an enrollment of 1,739 students as of March 31, 2010. The decrease in our enrolled student numbers resulted from a new regulation by the local education authority. Under the new regulation, students are now allowed to transfer from private school to public school without limitation, and allowed to enroll across school district borders.

Comparison of Operating Expenses for the Three Months Ended March 31, 2011 and 2010

	2011	2010
Operating Expenses
Teachers salaries and related expenses	$812,628	$682,244
Auxiliary activities	327,820	364,450
Professional and consulting fees	15,000	30,000
Rental and related expenses	486,304	468,708
Depreciation and amortization expenses	331,990	227,773
Other general and administrative expenses	477,227	182,221
Total Operating Expenses	$2,450,969	$1,955,396

Operating expenses for the three months ended March 31, 2011 totaled $2,450,969, representing an increase of $495,573, or 25%, compared to $1,955,396 for the three months ended March 31, 2010. The increase in operating expenses resulted mainly from the increase in teachers’ salaries and related expenses and the increase in other general and administrative expenses which resulted from higher maintenance expenses, and higher recruiting expenses.

Comparison of Other Income and Expenses for the Three Months Ended March 31, 2011 and 2010

Other income and expenses consist of interest income, interest expense, loss on disposal of fixed assets and accretion of discount on receivable from leaseback. Other expense (net) for the three months ended March 31, 2011 was $162,244, an increase of $109,054, or 205%, compared to $53,190 for the three months ended March 31, 2010. The increase in other expense (net) was mainly attributable to the $116,431 increase in interest expense.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $3,067,456 and $217,424 at March 31, 2011 and December 31, 2010, respectively.

Net cash (used in) provided by operating activities was ($573,096) and $665,048 for the three months ended March 31, 2011 and 2010, respectively. The decrease in net cash provided by operating activities in 2011 was due primarily to the Company’s $571,502 increase in net loss and the $579,018 smaller increase in deferred revenue during the quarter ended March 31, 2011 of $830,532 compared to the 2010 period increase of $1,409,550.

Net cash provided by investing activities was $1,828,660 and $1,629,331 during the three months ended March 31, 2011 and 2010, respectively. During 2010, the Company collected advances of $2,790,207 made in 2009 to an entity owned by the Company’s Chief Executive Officer who is also a significant shareholder in the Company. During 2010, the Company made new advance of $2,643,248 to this related party, which was collected in the three months ended March 31, 2011. On March 31, 2010, the Company made a temporary advance of $735,430 to a “key” employee. The advance was repaid in full on April 1, 2010. During the three months ended March 31, 2011, the Company advanced $809,363 to the same “key” employee which was collected in April 2011.

Net cash provided by (used in) financing activities was $1,602,656 and ($76,180) for the three months ended March 31, 2011 and 2010, respectively. During the three months ended March 31, 2011, the Company borrowed $1,527,100 from a Loan Company. The Company also repaid $76,180 to related parties in 2010 and received $75,556 from related parties in 2011.

Bank and Loan Company Borrowings

The Company has borrowed $14,202,030 and $12,576,160 from two banks and a loan company located in China under credit agreements as of March 31, 2011 and December 31, 2010, respectively. Borrowings under credit lines consisted of the following:

	2011	2010
Bank and Loan Company Borrowings	(Unaudited)
Borrowings from Huaxia Bank Suzhou Branch
Interest at 6.10% per annum, due by January 27, 2012	$2,290,650	$-
Interest at 6.10% per annum, due by January 31, 2012	2,290,650	-
Interest at 6.10% per annum, due by Februay 1, 2012	2,137,940	-
Interest at 5.61% per annum, due by January 28, 2011	-	4,697,120
Interest at 5.61% per annum, due by January 29, 2011	-	1,969,760
Interest at 5.838% per annum, due by November 18, 2011	2,290,650	2,272,800
Borrowings from Huaxia Bank Subtotal	9,009,890	8,939,680
Borrowings from Jiangsu Dongwu Rural Commercial Bank
Interest at 6.903% per annum, due by June 12, 2011	305,420	303,040
Interest at 6.903% per annum, due by June 12, 2011	1,374,390	1,363,680
Borrowings from Dongwu Rural Commercial Bank Subtotal	1,679,810	1,666,720
Borrowings from Suzhou Guorunfa Rural Small Loan Co. Ltd.
Interest at 13% per annum, due by November 15, 2011(unsecured)	1,985,230	1,969,760
Interest at 13% per annum, due by November 15, 2011(unsecured)	1,527,100	-
Borrowings from Suzhou Guorunfa Rural Small Loan Co. Ltd. Subtotal	3,512,330	1,969,760
Total borrowings	14,202,030	12,576,160
Current portion	14,202,030	12,576,160
Long term portion	$-	$-

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank. The Company acquired a 2,000,000 RMB (approximately $305,420) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 234 square meter residential unit and a 62 square meter land use right owned by Ti Yin and Yan Hong, the third party assigned by the bank.

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank. The Company acquired a 11,000,000 RMB (approximately $1,679,810) credit line from June 17, 2008 to June 17, 2011. This credit line is secured by a 477 square meter residential unit and a 837 square meter land use right owned by the Chief Executive Officer of the Company.

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

From November 18 through November 23, 2010, the Company received a total of RMB 13,000,000 ($1,969,760) under a “working capital” line of credit agreement entered into on November 16, 2010 with Guorunfa Rural Small Loan Company (“Guorunfa”). Under the line of credit agreement, the Company may borrow a maximum of RMB 24,700,000 ($3,742,544) between November 16, 2010 and November 15, 2012, for which Minglong (Suzhou) Industry Co., Ltd. has currently pledged real estate located in Suzhou City, Peoples Republic of China. Minglong (Suzhou) is not required to re-provide sufficient collateral each time a fresh borrowing occurs under the line of credit during its 2 year term. The interest rate for each borrowing is fixed at the time the borrowing occurs. The interest rate was set at 1.0833% per month (approximately 13% per annum). On March 18, 2011, the Company borrowed additional RMB 10,000,000 ($1,527,100). Total borrowings from Guorunfa were RMB 23,000,000 ($3,512,330) at March 31, 2011.

On January 27, 2011, the Company repaid a RMB 31,000,000 ($4,697,120) borrowing from Huaxia Bank due January 28, 2011. On January 30, 2011 the Company repaid a RMB 13,000,000 ($1,969,760) borrowing from Huaxia Bank due January 29, 2011.

On January 27, 2011, the Company received a RMB 15,000,000 ($2,290,650) borrowing from Huaxia Bank. The loan is a “working capital” loan which bears interest at 6.10% per annum and is due by January 27, 2012. On January 31, 2011, the Company received a RMB 15,000,000 ($2,290,650) borrowing from Huaxia Bank. The loan is a “working capital” loan which bears interest at 6.10% per annum and is due by January 31, 2012. On February 1, 2011, the Company received a RMB 14,000,000 ($2,137,940) borrowing from Huaxia Bank. The loan is a “working capital” loan which bears interest at 6.10% per annum and is due by February 1, 2012. The loans from Huaxia Bank are secured by the land use right of Blue Tassel School and four buildings totaling 20,926.86 square meters of the School.

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

Holders of the Notes could at any time convert all or any portion of the principal amount of the Notes into shares of the Company's Common Stock at a conversion price, subject to adjustment, initially equal to eight cents ($0.08) per share. No interest was payable on any portion of a Note converted into Common Stock. Had the conversion price decreased or increased, the number of shares of Common Stock issuable upon conversion of the Notes would have been proportionately increased or decreased, as the case may be. In the event of default by the Company in its obligations under the Notes, Holders could have, at their option, declared the principal of the Note and the interest accrued thereon to be immediately due and payable.

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

Going Concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of March 31, 2011 and December 31, 2010, the Company had a working capital deficit of $12,650,398 and $12,255,303, respectively. The Company also had an accumulated deficit of $6,874,241 as of March 31, 2011. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition through a debt or equity offering of its securities and /or a business combination with another business entity. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

The Company’s revenue consists of tuition fees, donated tuition fees, accommodation fees and others. Those fees will usually be collected in advance at the beginning of a semester. Spring semester runs from February to July. Autumn semester runs from August to January. The Company prorates the fees collected to applicable months during the semester, recognizes revenue in the corresponding periods and records unrecognized fees collected as deferred income. As of March 31, 2011 and December 31, 2010, the deferred revenue balance was $1,764,194 and $933,662, respectively.

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

Item 4. Controls and Procedures.

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

As of the end of the period covered by this report, our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15 under the Securities Exchange Act of 1934). Based upon that evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures are not effective in timely alerting them of material information relating to us that is required to be disclosed by us in the reports we file or submit under the Exchange Act, for the reasons set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, although the efforts described therein to improve our disclosure controls and procedures are ongoing.

(b) Changes in Internal Controls over Financial Reporting.

During the quarterly period ended March 31, 2011, there have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1A. Risk Factors.

Our business is subject to numerous risks and uncertainties, including but not limited to those discussed in "Risk Factors" in our Report on Form 10-K filed on March 31, 2011. Such discussion is incorporated herein by reference.

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

Dated: May 20, 2011

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