Form 10-Q
period 2011-06-30
CHINA IVY SCHOOL, INC.
filed 2011-08-15
CIK 1130128

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended June 30, 2011

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

As of August 1, 2011, the Registrant had outstanding 22,582,500 shares of common stock.

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

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Page

Condensed Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	F-1

Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the Three and Six Months Ended June 30, 2011 and 2010 (Unaudited)	F-2

Condensed Consolidated Statements of Stockholders’ (Deficiency) Equity for the Six Months Ended June 30, 2011 (Unaudited) and the Year Ended December 31, 2010	F-3

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (Unaudited)	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$925,118	$217,424
Bank notes receivable	23,208	-
Advance made to vendor	62,708	-
Receivable from related party	1,440,423	2,643,248
Receivable from sale and leaseback of real property - related party	1,221,537	1,196,272
Total Current Assets	3,672,994	4,056,944

Property and equipment, net	10,441,790	10,881,542
Receivable from sale and leaseback of real property - related party	2,085,955	2,640,949
Total Assets	$16,200,739	$17,579,435

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY
Current Liabilities
Bank and other borrowings	$14,002,160	$12,576,160
Accounts payable	338,859	1,273,024
Accrued expenses	151,047	911,591
Payables to related parties	591,868	617,810
Deferred revenue	1,436,142	933,662
Total Current Liabilities	16,520,076	16,312,247

Total Liabilities	16,520,076	16,312,247

Stockholders' (Deficiency) Equity
Preferred stock, $0.001 par value; 50,000,000 shares authorized, none issued and outstanding as of June 30, 2011 and December 31, 2010	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized, 22,582,500 and 22,582,500 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	22,583	22,583
Additional paid in capital	5,906,363	5,906,363
Statutory reserves	480,813	480,813
Accumulated deficit	(7,542,651)	(5,949,928)
Accumulated other comprehensive income	813,555	807,357
Total Stockholders' (Deficiency) Equity	(319,337)	1,267,188

Total Liabilities and Stockholders' (Deficiency) Equity	$16,200,739	$17,579,435

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net revenue
Tuition	$1,174,299	$1,307,322	$2,459,584	$2,737,162
Accommodation fees	106,846	134,121	213,640	254,957
Kindergarten income	49,363	83,505	97,995	134,194
Auxiliary activities (cafeteria, books, tutoring, dormitories, transportation)	221,095	57,709	469,284	112,119
Total operating revenue	1,551,603	1,582,657	3,240,503	3,238,432

Operating expenses
Teachers salaries and related expenses	502,736	452,556	1,315,364	1,134,800
Auxiliary activities (cafeteria, books, tutoring, dormitories, transportation)	227,454	148,091	555,274	512,541
Professional and consulting fees	16,500	31,300	31,500	61,300
Rent and related expenses	492,000	468,708	978,304	937,416
Depreciation and amortization	335,930	227,662	667,920	455,435
Other general and administrative expenses	544,381	141,477	1,021,608	323,698
Total operating expenses	2,119,001	1,469,794	4,569,970	3,425,190

(Loss) income from operations	(567,398)	112,863	(1,329,467)	(186,758)

Other income (expense)
Interest income	881	194	1,118	340
Interest expense	(230,037)	(157,085)	(519,179)	(329,796)
Loss on disposal of property and equipment	-	-	-	(2,703)
Accretion of discount on receivable from related party relating to sale of real property	128,144	122,078	254,805	244,156
Total Other Income (Expense)	(101,012)	(34,813)	(263,256)	(88,003)

(Loss) Income Before Income Tax	(668,410)	78,050	(1,592,723)	(274,761)
Provision for income tax	-	-	-	-

Net (Loss) Income	(668,410)	78,050	(1,592,723)	(274,761)

Other comprehensive item
Foreign currency translation adjustment	511	12,492	6,286	12,438

Comprehensive income (loss)	$(667,899)	$90,542	$(1,586,437)	$(262,323)

Basic net loss per share:	$(0.03)	$0.00	$(0.07)	$(0.01)
Diluted net loss per share:	$(0.03)	$0.00	$(0.07)	$(0.01)
Weighted average number of basic shares outstanding	22,582,500	22,582,500	22,582,500	18,919,517
Weighted average number of diluted shares outstanding	22,582,500	22,582,500	22,582,500	18,919,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIENCY) EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2010

				Accumulated Other			Total
	Common Stock		Additional	Comprehensive	Statutory	Accumulated	Stockholders'
	Number of Shares	Amount	Paid in Capital	Income (Loss)	Reserves	Deficit	(Deficiency) Equity
Balance - December 31, 2009	3,082,500	$3,083	$4,302,907	$749,808	$480,813	$(5,115,622)	$420,989
Conversion of convertible notes	19,500,000	19,500	1,540,500	-	-	-	1,560,000
Satisfaction of accrued interest on conversion of convertible notes	-	-	62,956	-	-	-	62,956
Foreign currency translation adjustment	-	-	-	57,549	-	-	57,549
Net loss for the year ended December 31, 2010	-	-	-	-	-	(834,306)	(834,306)
Balance - December 31, 2010	22,582,500	22,583	5,906,363	807,357	480,813	(5,949,928)	1,267,188
Foreign currency translation adjustment	-	-	-	6,198	-	-	6,198
Net loss for the three months ended June 30, 2011	-	-	-	-	-	(1,592,723)	(1,592,723)
Balance - June 30, 2011 (Unaudited)	22,582,500	$22,583	$5,906,363	$813,555	$480,813	$(7,542,651)	$(319,337)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA IVY SCHOOL, INC. AND SUBSIDIARIES
(FORMERLY CLAREMONT TECHNOLOGIES CORP.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010 (UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,592,723)	$(274,761)
Adjustments to reconcile net loss to net cash (used in)
provided by operating activities:
Depreciation	667,920	455,435
Imputed rent and related expense	858,349	822,475
Imputed interest on convertible notes	-	16,156
Accretion of discount on receivable from related party	(254,805)	(244,155)
Loss from disposal of property and equipment	-	2,703
Changes in operating assets and liabilities
Increase in bank notes receivable	(23,208)	-
(Increase)/decrease in advances made to vendors	(62,708)	94,499
Decrease in accounts payable	(934,165)	(177,032)
Decrease in accrued expenses	(760,544)	(864,474)
Increase in deferred revenue	502,480	657,225
Net cash (used in) provided by operating activities	(1,599,404)	488,071

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to contractors under Company major campus renovation plan	-	(2,967,700)
Acquisition of property and equipment	(6,270)	(16,247)
Advance to "key" and other employee	(809,363)	(735,430)
Repayment of advance to "key" and other employee	809,363	734,397
Collection of prior year's advances made to related party	2,643,248	2,790,207
New advances made to related party	(1,440,423)	(425,446)
Repayment and proceeds from related party	-	443,284
Net cash provided by (used in) investing activities	1,196,555	(176,935)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank and other borrowings	9,670,000	-
Repayment of bank and other borrowings	(8,509,600)	(147,500)
Repayment of payable to related parties	(25,942)	-
Net cash provided by (used in) financing activities	1,134,458	(147,500)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(23,915)	4,392
NET INCREASE IN CASH AND CASH EQUIVALENTS	707,694	168,028
CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	217,424	46,187
CASH AND CASH EQUIVALENTS, ENDING BALANCE	$925,118	$214,215

Supplemental Disclosures of Cash Flow Information:
Income tax payments	$-	$-
Interest payments	$523,475	$329,796
Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Conversion of 6% convertible notes	$-	$1,560,000
Satisfaction of accrued interest on conversion of convertible notes	$-	$62,956

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

Going Concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of June 30, 2011 and December 31, 2010, the Company had a working capital deficit of $12,847,082 and $12,255,303, respectively. The Company also had an accumulated deficit of $7,542,651 as of June 30, 2011. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition through a debt or equity offering of its securities and /or a business combination with another business entity. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Transaction gains or losses arising from exchange rate fluctuations on balances and transactions denominated in a currency other than the functional currency are included in the consolidated results of operations. There is no material foreign currency transaction gain or loss for the six months ended June 30, 2011 and 2010.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with Accounting Standards Codification (“ASC”) topic 718-10, Stock Compensation. As of June 30, 2011 and December 31, 2010, no stock options or warrants have been granted and none are outstanding.

Advertising

Advertising costs are expensed as incurred. Advertising costs were not material for the six months ended June 30, 2011 and 2010.

Research and Development

In accordance with ASC 730-10, Research and Development, the Company expenses all research and development costs as incurred. There were no research and development costs incurred for the six months ended June 30, 2011 and 2010.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, bank notes receivable, advances made to vendor, receivable from related party, receivable from sale and leaseback of real property - related party, bank and loan company borrowings, accounts payable and accrued expenses, and payables to related parties. The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments or based upon market quotations of instruments with similar interest rates and maturities.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. Based on its review, the Company believes that, as of June 30, 2011 and December 31, 2010, there were no significant impairments of its long-lived assets.

Net Loss Per Common Share

The Company has adopted ASC 260-10, which requires presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Basic net income (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Diluted net income (loss) per share was computed similarly to basic net income (loss) per share except that it includes the potential dilution that could occur if dilutive securities were converted. Dilutive securities having an anti-dilutive effect on diluted net loss per common share (such as the convertible notes payable (see Note 9) from July 1, 2009 to February 4, 2010) were excluded from the calculation.

NOTE 3 - INTERIM FINANCIAL STATEMENTS

The unaudited condensed consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010 were prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited condensed consolidated financial statements prepared on the same basis as the annual consolidated financial statements and reflect all adjustments, which included only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2011 and the results of operations and cash flows for the three and six months ended June 30, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods were unaudited. The results for the three and six month periods ended June 30, 2011 were not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2011. The balance sheet at December 31, 2010 was derived from the audited consolidated financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States were condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Form 10-K filed March 31, 2011.

NOTE 4 – BANK NOTES RECEIVABLE

Bank notes receivable are highly liquid negotiable instruments issued by banks in the PRC on behalf of the Company’s customers. These notes typically have maturities between one to six months. With these bank notes, the Company can: (a) redeem the notes for face value at maturity, (b) endorse the notes to the Company’s vendors as a form of payment instrument at full value, or (c) factor the notes to a bank. In the event that the Company factors these notes to a bank, it will record as interest expense the difference between cash received and the face value of the note. The Company believes all of the notes are fully realizable and has not recorded any reserves as of June 30, 2011.

NOTE 5 - RECEIVABLE FROM RELATED PARTY

Minglong Industry Co. Ltd. (“Minglong”) is one of the Company’s significant shareholders and is controlled by the chief executive officer of the Company. Receivable from related party, representing the net amount advanced to Minglong (see Note 15), was $1,440,423 and $2,643,248 as of June 30, 2011 and December 31, 2010, respectively. The receivable due from Minglong is interest free and due on demand.

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

The lease payments equaled the total sales price of $15,969,247 (RMB 111,829,458). The leases were $3.40 (RMB 24) per square meter annually, totaling $315,280 (RMB 2,207,840) per year for using the land and $35.60 (RMB 180) per square meter annually, totaling $1,288,125 (RMB 9,020,486) per year for leasing the buildings. The total annual lease was $1,603,405 (RMB 11,228,326) until a total of $15,969,247 (RMB 111,829,458) has been offset against the amount receivable from related party over the 10 year term of the lease.

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
of $1,603,405 until repaid (discounted at 7% interest rate)	$11,228,703
Effect of change in exchange rate	45,893
Net carrying value of land use right and buildings
(less $113,057 foreign exchange translation adjustment)	(16,443,890)
Loss on sale of real property	$(5,169,294)

From March 12, 2008 to June 30, 2011, the receivable from sale and leaseback of real property – related party changed as follows:

Balance due from Minglong at March 12, 2008 in connection with the
sale and leaseback of real property, noninterest bearing (discounted)	$11,228,703

Amounts collected - year ended December 31, 2008 (See Note 15)	(7,681,172)
Accretion of discount on receivable	2,280,191
Foreign exchange translation adjustment	198,524
Balance at December 31, 2008	6,026,246
Amounts collected - year ended December 31, 2009	(1,625,300)
Accretion of discount on receivable	482,478
Foreign exchange translation adjustment	(16,695)
Balance at December 31, 2009	4,866,729
Amounts collected - year ended December 31, 2010	(1,658,873)
Accretion of discount on receivable	492,444
Foreign exchange translation adjustment	136,921
Balance at December 31, 2010	3,837,221
Amounts collected - six months ended June 30, 2011	(858,349)
Accretion of discount on receivable	254,805
Foreign exchange translation adjustment	73,815
Balance at June 30, 2011 (Unaudited)	3,307,492
Less: current portion	1,221,537
Receivable from sale and leaseback of real property - related party	$2,085,955

NOTE 7 – PROPERTY AND EQUIPMENT

As of June 30, 2011 and December 31, 2010, property plant and equipment consisted of the following:

	2011	2010
	(Unaudited)
Infrastructure and leasehold improvements	$15,760,928	$15,434,952
Educational equipment	533,633	516,376
Automobiles	47,471	46,489
Total property and equipment	16,342,032	15,997,817
Accumulated depreciation	(5,900,242)	(5,116,275)
Property and equipment, net	$10,441,790	$10,881,542

The Company had depreciation expense of $335,930 and $227,662 for the three months ended June 30, 2011 and 2010, respectively, and $667,920 and $455,435 for the six months ended June 30, 2011 and 2010, respectively.

On May 24, 2010, the Company approved a major campus renovation plan with a total budget of RMB 26,000,000. In May 2010, the Company executed three contracts with three vendors for (1) central air conditioning system installation (RMB 12,300,000), (2) installation of 2,925 trees (RMB 7,280,000), and (3) renovation upgrade of school cafeteria (RMB 5,580,000), or for a total of RMB 25,160,000. By September 30, 2010, a total of RMB 20,120,000 had been paid to the three contractors as required advances under the contracts. The first contract provided for the work to be finished in August 2010 and provided for payments to the contractor of 80% in advance (RMB 9,840,000 was paid in June 2010), 10% within one year after project completion (RMB 1,230,000), and 10% within two years of project completion (RMB 1,230,000). The second contract provided for the work to be finished in September 2010 and provided for payments to the contractor of 80% in advance (RMB 5,820,000 was paid in June 2010), 10% within six months after project completion (RMB 728,000), and 10% within one year after project completion (RMB 732,000). The third contract provided for the work to be finished in September 2010 and provided for payments to the contractor of 80% in advance (RMB 4,460,000 was paid in June 2010), 10% within six months after project completion (RMB 558,000), and 10% within one year after project completion (RMB 562,000).

Due to inclement weather, the campus renovation project was completed in November 2010. The full amount of RMB 25,160,000 ($3,892,755) was recorded as leasehold improvements at December 31, 2010. The remaining balance of RMB 5,040,000 ($779,789) at December 31, 2010 was included in accounts payable at December 31, 2010 and was paid in full in the second quarter of 2011.

NOTE 8 - BANK AND OTHER BORROWINGS

The Company has borrowed a total of $14,002,160 and $12,576,160 from two banks, a loan company, and another entity, all located in China under credit agreements as of June 30, 2011 and December 31, 2010, respectively. Borrowings under credit lines consisted of the following:

	2011	2010
Bank and Other Borrowings	(Unaudited)
Borrowings from Huaxia Bank Suzhou Branch
Interest at 6.10% per annum, due by January 27, 2012	$2,320,800	$-
Interest at 6.10% per annum, due by January 31, 2012	2,320,800	-
Interest at 6.10% per annum, due by Februay 1, 2012	2,166,080	-
Interest at 5.61% per annum, due by January 28, 2011	-	4,697,120
Interest at 5.61% per annum, due by January 29, 2011	-	1,969,760
Interest at 5.838% per annum, due by November 18, 2011	2,320,800	2,272,800
Borrowings from Huaxia Bank Subtotal	9,128,480	8,939,680
Borrowings from Jiangsu Dongwu Rural Commercial Bank
Interest at 6.903% per annum, due by June 12, 2011	-	303,040
Interest at 6.903% per annum, due by June 12, 2011	-	1,363,680
Borrowings from Dongwu Rural Commercial Bank Subtotal	-	1,666,720
Borrowings from Suzhou Guorunfa Rural Small Loan Co. Ltd
Interest at 13% per annum, due by November 15, 2011(unsecured)	2,011,360	1,969,760
Interest at 13% per annum, due by November 15, 2011(unsecured)	1,547,200	-
Interest at 15% per annum, due by June 9, 2012(unsecured)	154,720	-
Borrowings from Suzhou Guorunfa Rural Small Loan Co. Ltd. Subtotal	3,713,280	1,969,760
Borrowings from Tongying
Interest at 15% per annum, due on demand (unsecured) - repaid July 6, 2011	1,160,400	-
Total borrowings	14,002,160	12,576,160
Current portion	14,002,160	12,576,160
Long term portion	$-	$-

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank. The Company acquired a 2,000,000 RMB (approximately $309,440) credit line from June 17, 2008 to June 17, 2011. This credit line was secured by a 234 square meter residential unit and a 62 square meter land use right owned by Ti Yin and Yan Hong, the third party assigned by the bank.

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank. The Company acquired a 11,000,000 RMB (approximately $1,701,920) credit line from June 17, 2008 to June 17, 2011. This credit line was secured by a 477 square meter residential unit and a 837 square meter land use right owned by the Chief Executive Officer of the Company.

The loans from Huaxia Bank are secured by the land use right of Blue Tassel School and four buildings totaling 20,926.86 square meters of the School.

On October 28, 2010, the Company received a RMB 31,000,000 ($4,796,320) borrowing from Huaxia Bank. The loan bore interest at 5.61% per annum and was due by January 28, 2011. On October 29, 2010, the Company received a RMB 13,000,000 ($2,011,360) borrowing from Huaxia Bank. The loan was a “working capital” loan that bore interest at 5.61% per annum and was due by January 29, 2011. On November 18, 2010, the Company received a RMB 15,000,000 ($2,320,800) borrowing from Huaxia Bank. The loan was a “working capital” loan that bears interest at 5.838% per annum and is due by November 18, 2011.

From November 18 through November 23, 2010, the Company received a total of RMB 13,000,000 ($2,011,360) under a “working capital” line of credit agreement entered into on November 16, 2010 with Guorunfa Rural Small Loan Company (“Guorunfa”). Under the line of credit agreement, the Company may borrow a maximum of RMB 24,700,000 ($3,821,584) between November 16, 2010 and November 15, 2012, for which Minglong (Suzhou) Industry Co., Ltd. has currently pledged real estate located in Suzhou City, Peoples Republic of China. Minglong (Suzhou) is not required to re-provide sufficient collateral each time a fresh borrowing occurs under the line of credit during its 2 year term. The interest rate for each borrowing is fixed at the time the borrowing occurs. The interest rate was set at 1.0833% per month (approximately 13% per annum). On March 18, 2011, the Company borrowed an additional RMB 10,000,000 ($1,547,200). On June 10, 2011, the Company borrowed an additional RMB 1,000,000 ($154,720).Total borrowings from Guorunfa were RMB 24,000,000 ($3,713,280) at June 30, 2011.

On January 27, 2011, the Company repaid a RMB 31,000,000 ($4,697,120) borrowing from Huaxia Bank due January 28, 2011. On January 30, 2011 the Company repaid a RMB 13,000,000 ($1,969,760) borrowing from Huaxia Bank due January 29, 2011.

On January 27, 2011, the Company received a RMB 15,000,000 ($2,320,800) borrowing from Huaxia Bank. The loan is a “working capital” loan which bears interest at 6.10% per annum and is due by January 27, 2012. On January 31, 2011, the Company received a RMB 15,000,000 ($2,320,800) borrowing from Huaxia Bank. The loan is a “working capital” loan which bears interest at 6.10% per annum and is due by January 31, 2012. On February 1, 2011, the Company received a RMB 14,000,000 ($2,166,080) borrowing from Huaxia Bank. The loan is a “working capital” loan which bears interest at 6.10% per annum and is due by February 1, 2012. The loans from Huaxia Bank are secured by the land use right of Blue Tassel School and four buildings totaling 20,926.86 square meters of the School.

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

NOTE 10 - ACCRUED EXPENSES

The Company's accrued expenses as of June 30, 2011 and December 31, 2010 consisted of the following:

	2011	2010
	(Unaudited)
Accrued wages	$136,542	$129,492
Accrued consulting fees	-	763,661
Accrued interest expense	14,505	18,438
Total accounts payable and accrued expenses	$151,047	$911,591

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

NOTE 11 - PAYABLES TO RELATED PARTIES

Payables to related parties as of June 30, 2011 and December 31, 2010 consisted of the following:

	2011	2010
	(Unaudited)
Payable to Mr. Yongqi Zhu	$591,868	$617,810
Total Payable to Related Parties	$591,868	$617,810

Payable to Mr. Yongqi Zhu, the Chief Executive Officer of the Company, was $591,868 and $617,810 as of June 30, 2011 and December 31, 2010, respectively. The payable represented the net balance of loans from Mr. Zhu advanced to the Company. The balance due to Mr. Zhu is interest free and due on demand.

NOTE 12 - DEFERRED REVENUE

The Company’s revenue consists of tuition fees, accommodation fees and others. Those fees will usually be collected in advance at the beginning of a semester. Spring semester runs from February to July. Autumn semester runs from August to January. Spring semester tuition is collected starting from December. Autumn semester tuition is collected starting from May. The Company prorates the fees collected to applicable months during the semester, recognizes revenue in the corresponding periods and records unrecognized fees collected as deferred income. As of June 30, 2011 and December 31, 2010, the deferred revenue balance totaled $1,436,142 and $933,662, respectively.

NOTE 13 - STATUTORY RESERVES

Statutory reserves as of June 30, 2011 and December 31, 2010 consisted of the following:

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

As an educational institution, the Blue Tassel School has an option not to make these appropriations. For the three and six months ended June 30, 2011 and 2010, the Company did not make any appropriations to the statutory reserves.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Balances of related after-tax components comprising accumulated other comprehensive income (loss), included in stockholders' (deficiency) equity at June 30, 2011 and December 31, 2010, were as follows:

Foreign Currency
Translation Adjustments
Balance at December 31, 2009	$749,808
Change during the year ended December 31, 2010	57,549
Balance at December 31, 2010	807,357
Change during the six months ended June 30, 2011	6,198
Balance at June 30, 2011 (Unaudited)	$813,555

NOTE 15 - RELATED PARTY TRANSACTIONS

The Company will sometimes receive funds from and advance funds to Mr. Yongqi Zhu, one of its significant shareholders and the Chief Executive Officer of the Company. As of June 30, 2011 and December 31, 2010, the balance due to Mr. Zhu was $591,868 and $617,810, respectively, which was included in payables to related parties (see Note 11). The balance due to Mr. Zhu is interest free and due on demand.

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

During 2010, Minglong paid expenses of $36,406 on behalf of the Company. As of December 31, 2010, the net amount the Company advanced to Minglong was $2,643,248.  During the six months ended June 30, 2011, the Company had an average monthly outstanding from Minglong of $3,916,255 representing variable but continuous advances for which from time to time were temporarily reduced to zero by Company collection from Minglong in a “cleanup” of the then outstanding receivable. For example, receivable from related party, representing the net amount advanced to Minglong was reported as $0 as of March 31, 2011 in the Form 10Q filed for the quarter then ended as a result of the Company receiving payment of RMB 25,300,000 ($3,833,456) from Minglong on March 30, 2011 satisfying an interest free advance receivable of $2,643,248 at December 31, 2010 plus additional advances to that entity during the first quarter of 2011. At June 30, 2011, the Company has a receivable of $1,440,423 for such advances due from Minglong.

On December 31, 2009, the Company entered into a one year lease agreement with Minglong to continue use of current office space located at 1 Suhua Road, Shiji Jinrong Building, Suite 801, Suzhou Industrial Park, Jiangsu Province, P.R. China from January 1 2010 to December 31, 2010. The rent and related maintenance expense is $242,781 (RMB 1,569,163) per annum. (See Note 16). The Company renewed the lease to December 31, 2011 with the same terms.

As discussed in Note 9, in exchange for a $448,000 convertible note payable by the Company to Minglong (Asia), Minglong (Asia) acquired 5,600,000 shares of Company common stock in February 2010, resulting in it being a 26% owner in the Company at December 31, 2010 and June 30, 2011. Mr. Zhu is a 56% owner in the Company at December 31, 2010 and June 30, 2011.

NOTE 16 - COMMITMENTS

Operating Lease Obligations

Blue Tassel School leases a land use right and 20 buildings located in Suzhou City Wuzhong Economy Development District from Minglong, the former shareholder of Blue Tassel School (Note 6). The term of the lease agreement is 10 years starting in March 12, 2008. The lease is considered an operating lease.

On December 31, 2009, the Company entered into a one year lease agreement with Minglong to continue use of current office space located at 1 Suhua Road, Shiji Jinrong Building, Suite 801, Suzhou Industrial Park, Jiangsu Province, P.R. China. The rent and related maintenance expense is RMB 1,569,163 ($242,781) per annum. On December 31, 2010, the Company renewed the lease to December 31, 2011 with the same terms.

Rent expense and related maintenance expenses totaled $492,000 and $468,708 for the three months ended June 30, 2011 and 2010, respectively, and $978,304 and $937,416 for the six months ended June 30, 2011 and 2010, respectively.

Aggregate minimum future lease payments under operating leases as of June 30, 2011 for each of the next five years and thereafter are as follows:

Years ending June 30,	Minimum lease payments
2012	$1,858,637
2013	1,737,246
2014	1,737,246
2015	1,737,246
2016	1,737,246
Thereafter	3,040,181
Total	$11,847,802

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

On June 15, 2010, the Company authorized to contract with 56 consultants to provide various education consulting services for the Company from July 1, 2010 to December 31, 2010. Total consulting fees, which were accrued over the six months ended December 31, 2010 (and paid in full in February 2011), were RMB 5,040,000 ($763,661). For the six months ended June 30, 2011 and 2010, consulting fees were $0 and $0, respectively.

NOTE 17 – RECLASSIFICATION

In prior filings, we reported certain auxiliary activities (cafeteria, books, tutoring, dormitories, and transportation) expenses in “student expenses”, net of auxiliary activities fees collected from students. Due to the growing importance of these auxiliary activities to our operations, we have decided to report auxiliary activities revenues and expenses separately in the statements of operations in this filing and future filings. The reclassifications have no effect on net income or loss.

	As Previously	Reclassification
Three Months Ended June 30, 2010	Reported	Adjustment	As Reclassified
Operating Revenue:
Tuition	$-	$-	$1,307,322
Accommodation fees	-	-	134,121
Kindergarten income	-	-	83,505
Auxiliary activities (cafeteria, books, dormitories, transportation)	-	57,709	57,709
Net Revenue (originally reported)/Total operating revenue (reclassified)	1,524,948	57,709	1,582,657

Operating Expenses:
Teachers salaries and related expenses	452,556	-	452,556
Student expenses (originally reported) /
Auxiliary activities (cafeteria, books, dormitories, transportation)	90,382	57,709	148,091
Professional and consulting fees	31,300	-	31,300
Rent and related expenses	468,708	-	468,708
Depreciation and amortization	227,662	-	227,662
Other general and administrative expenses	141,477	-	141,477
Total Operating expenses	1,412,085	57,709	1,469,794
Loss From Operations	112,863	-	112,863
Other expense, net	(34,813)	-	(34,813)
Loss Before Income Tax	78,050	-	78,050
Provision for income tax	-	-	-
Net Loss	$78,050	$-	$78,050

	As Previously	Reclassification
Six Months Ended June 30, 2010	Reported	Adjustment	As Reclassified
Operating Revenue:
Tuition	$-	$-	$2,737,162
Accommodation fees	-	-	254,957
Kindergarten income	-	-	134,194
Auxiliary activities (cafeteria, books, dormitories, transportation)	-	112,119	112,119
Net Revenue (originally reported)/Total operating revenue (reclassified)	3,126,313	112,119	3,238,432

Operating Expenses:
Teachers salaries and related expenses	1,134,800	-	1,134,800
Student expenses (originally reported) /
Auxiliary activities (cafeteria, books, dormitories, transportation)	400,422	112,119	512,541
Professional and consulting fees	61,300	-	61,300
Rent and related expenses	937,416	-	937,416
Depreciation and amortization	455,435	-	455,435
Other general and administrative expenses	323,698	-	323,698
Total Operating expenses	3,313,071	112,119	3,425,190
Loss From Operations	(186,758)	-	(186,758)
Other expense, net	(88,003)	-	(88,003)
Loss Before Income Tax	(274,761)	-	(274,761)
Provision for income tax	-	-	-
Net Loss	$(274,761)	$-	$(274,761)

NOTE 18 – SUBSEQUENT EVENT

On July 6, 2011, the Company repaid the RMB7,500,000 ($1,160,400) borrowing from Tongying .

On July 8, 2011, the Company received payment of RMB 3,000,000 ($464,160) from Minglong Industry Co. towards  an interest free advance receivable of $1,440,423 at June 30, 2011 discussed in Notes 3 and 15 above, plus additional advances of RMB 300,000 ($46,416) made by the Company to that entity during the third quarter 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our financial statements and notes thereto included in this Form 10-Q filed with the SEC.

Results of Operations

Comparison of Revenue for the Three Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,
	2011	2010
Revenue
Tuition fees	$1,174,299	$1,307,322
Accommodation fees	106,846	134,121
Kindergarten fees	49,363	83,505
Auxiliary activities (cafeteria, books, tutoring, dormitories, transportation)	221,095	57,709
Total Revenue	$1,551,603	$1,582,657

Net revenue for the three months ended June 30, 2011 totaled $1,551,603, a decrease of $31,054 or 2%, compared to $1,582,657 for the three months ended June 30, 2010. The revenue from tuition fees was $1,174,299 for the three months ended June 30, 2011, a decrease of $133,023, or 10%, compared to $1,307,322 for the three months ended June 30, 2010. The revenue from accommodation fees was $106,846 for the three months ended June 30, 2011, a decrease of $27,275, or 20% compared to $134,121 for the three months ended June 30, 2010. The revenue from kindergarten was $49,363 for the three months ended June 30, 2011, a decrease of $34,142, or 41% compared to $83,505 for the three months ended June 30, 2010. The revenue from auxiliary activities (cafeteria, books, tutoring, dormitories, and transportation) fees was $221,095 for the three months ended June 30, 2011, an increase of $163,386, or 283% compared to $57,709 for the three months ended June 30, 2010. The decrease in tuition fees, accommodation fees and kindergarten fees resulted from reduction of enrollment. Our current enrollment as of June 30, 2011 was 1,342 students, a decrease of 468 students, or 26%, compared to an enrollment of 1,810 students as of June 30, 2010. The decrease in our enrolled student numbers resulted from a new regulation by the local education authority. Under the new regulation, students are now allowed to transfer from private school to public school without limitation, and allowed to enroll across school district borders.

Comparison of Operating Expenses for the Three Months Ended June 30, 2011 and 2010

	2011	2010
Operating Expenses
Teachers salaries and related expenses	$502,736	$452,556
Auxiliary activities	227,454	148,091
Professional and consulting fees	16,500	31,300
Rental and related expenses	492,000	468,708
Depreciation and amortization expenses	335,930	227,662
Other general and administrative expenses	544,381	141,477
Total Operating Expenses	$2,119,001	$1,469,794

Operating expenses for the three months ended June 30, 2011 totaled $2,119,001, representing an increase of $649,207, or 44%, compared to $1,469,794 for the three months ended June 30, 2010. The increase in operating expenses resulted mainly from the increase in teachers’ salaries and related expenses and the increase in other general and administrative expenses which resulted from higher maintenance expenses, recruiting expenses and bank refinancing costs.

Comparison of Other Income and Expenses for the Three Months Ended June 30, 2011 and 2010

Other income and expenses consist of interest income, interest expense, and accretion of discount on receivable from leaseback. Other expense (net) for the three months ended June 30, 2011 was $101,012, an increase of 66,199, or 190%, compared to $34,813 for the three months ended June 30, 2010. The increase in other expense (net) was mainly attributable to the $72,952 increase in interest expense which resulted from higher interest rates and more borrowings in 2011.

Comparison of Revenue for the Six Months Ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011	2010
Revenue
Tuition fees	$2,459,584	$2,737,162
Accommodation fees	213,640	254,957
Kindergarten fees	97,995	134,194
Auxiliary activities (cafeteria, books, tutoring, dormitories, transportation)	469,284	112,119
Total Revenue	$3,240,503	$3,238,432

Net revenue for the six months ended June 30, 2011 totaled $3,240,503, an increase of $2,071, compared to $3,238,432 for the six months ended June 30, 2010. The revenue from tuition fees was $2,459,584 for the six months ended June 30, 2011, a decrease of $277,578, or 10%, compared to $2,737,162 for the six months ended June 30, 2010. The revenue from accommodation fees was $213,640 for the six months ended June 30, 2011, a decrease of $41,317, or 16% compared to $254,957 for the six months ended June 30, 2010. The revenue from kindergarten was $97,995 for the six months ended June 30, 2011, a decrease of $36,199, or 27% compared to $134,194 for the six months ended June 30, 2010. The revenue from auxiliary activities (cafeteria, books, tutoring, dormitories, and transportation) fees was $469,284 for the six months ended June 30, 2011, an increase of $357,165, or 319% compared to $112,119 for the six months ended June 30, 2010. The decrease in tuition fees, accommodation fees and kindergarten fees resulted from reduction of enrollment. Our current enrollment as of June 30, 2011 was 1,342 students, a decrease of 468 students, or 26%, compared to an enrollment of 1,810 students as of June 30, 2010. The decrease in our enrolled student numbers resulted from a new regulation by the local education authority. Under the new regulation, students are now allowed to transfer from private school to public school without limitation, and allowed to enroll across school district borders.

Comparison of Operating Expenses for the Six Months Ended June 30, 2011 and 2010

	2011	2010

Operating Expenses
Teachers salaries and related expenses	$1,315,364	$1,134,800
Auxiliary activities	555,274	512,541
Professional and consulting fees	31,500	61,300
Rental and related expenses	978,304	937,416
Depreciation and amortization expenses	667,920	455,435
Other general and administrative expenses	1,021,608	323,698
Total Operating Expenses	$4,569,970	$3,425,190

Operating expenses for the six months ended June 30, 2011 totaled $4,569,970, representing an increase of $1,144,780, or 33%, compared to $3,425,190 for the six months ended June 30, 2010. The increase in operating expenses resulted mainly from the increase in teachers’ salaries and related expenses and the increase in other general and administrative expenses which resulted from higher maintenance expenses, recruiting expenses and bank refinancing costs.

Comparison of Other Income and Expenses for the Six Months Ended June 30, 2011 and 2010

Other income and expenses consist of interest income, interest expense, and accretion of discount on receivable from leaseback. Other expense (net) for the six months ended June 30, 2011 was $263,256, an increase of $175,253, or 199%, compared to $88,003 for the six months ended June 30, 2010. The increase in other expense (net) was mainly attributable to the $189,383 increase in interest expense which resulted from higher interest rates and more borrowings in 2011.

Liquidity and Capital Resources

Cash has historically been generated from operations. Operations and liquidity needs are funded primarily through cash flows from operations and short-term borrowings. Cash and cash equivalents were $925,118 and $217,424 at June 30, 2011 and December 31, 2010, respectively.

Net cash (used in) provided by operating activities were ($1,599,404) and $488,071 for the six months ended June 30, 2011 and 2010, respectively. The decrease in net cash provided by operating activities during the six months ended June 30, 2011 was due primarily to the Company’s  increase in net loss (as adjusted for noncash items) of $1,099,112 in 2011 as compared to 2010, and the 653,203  decrease in accounts payable and accrued expense in 2011 as compared to 2010,and the $154,745 decrease in  in deferred revenue in 2011 as compared to 2010.

Net cash provided by (used in) investing activities was $1,196,555 and ($176,935) for the six months ended June 30, 2011 and 2010, respectively. During 2010, the Company collected advances of $2,790,207 made in 2009 to an entity owned by the Company’s Chief Executive Officer who is also a significant shareholder in the Company. On March 31, 2010, the Company made a temporary advance of $735,430 to a “key” employee. The advance was repaid in full on April 1, 2010. During the three months ended March 31, 2011, the Company advanced $809,363 to the same “key” employee which was collected in April 2011. During the six months ended June 30, 2011, the Company collected $2,643,248 in repayment of prior year advances made to related party and made new advances of $1,440,423.

Net cash provided by (used in) financing activities was $1,134,458 and ($147,500) for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011, the Company borrowed $9,670,000 from banks and other companies. The Company also repaid $8,509,600 to banks and other companies. Such loan repayment was $147,500 in 2010. The Company also repaid $25,942 to a related party in 2011.

Bank and Loan Company Borrowings

The Company has borrowed a total of $14,002,160 and $12,576,160 from two banks, a loan company, and another entity, all located in China under credit agreements as of June 30, 2011 and December 31, 2010, respectively. Borrowings under credit lines consisted of the following:

	2011	2010
Bank and Other Borrowings	(Unaudited)
Borrowings from Huaxia Bank Suzhou Branch
Interest at 6.10% per annum, due by January 27, 2012	$2,320,800	$-
Interest at 6.10% per annum, due by January 31, 2012	2,320,800	-
Interest at 6.10% per annum, due by Februay 1, 2012	2,166,080	-
Interest at 5.61% per annum, due by January 28, 2011	-	4,697,120
Interest at 5.61% per annum, due by January 29, 2011	-	1,969,760
Interest at 5.838% per annum, due by November 18, 2011	2,320,800	2,272,800
Borrowings from Huaxia Bank Subtotal	9,128,480	8,939,680
Borrowings from Jiangsu Dongwu Rural Commercial Bank
Interest at 6.903% per annum, due by June 12, 2011	-	303,040
Interest at 6.903% per annum, due by June 12, 2011	-	1,363,680
Borrowings from Dongwu Rural Commercial Bank Subtotal	-	1,666,720
Borrowings from Suzhou Guorunfa Rural Small Loan Co. Ltd
Interest at 13% per annum, due by November 15, 2011(unsecured)	2,011,360	1,969,760
Interest at 13% per annum, due by November 15, 2011(unsecured)	1,547,200	-
Interest at 15% per annum, due by June 9, 2012(unsecured)	154,720	-
Borrowings from Suzhou Guorunfa Rural Small Loan Co. Ltd. Subtotal	3,713,280	1,969,760
Borrowings from Tongying
Interest at 15% per annum, due on demand (unsecured) - repaid July 6, 2011	1,160,400	-
Total borrowings	14,002,160	12,576,160
Current portion	14,002,160	12,576,160
Long term portion	$-	$-

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank. The Company acquired a 2,000,000 RMB (approximately $309,440) credit line from June 17, 2008 to June 17, 2011. This credit line was secured by a 234 square meter residential unit and a 62 square meter land use right owned by Ti Yin and Yan Hong, the third party assigned by the bank.

On June 17, 2008, the Company entered into a credit agreement with Jiangsu Dongwu Rural Commercial Bank. The Company acquired a 11,000,000 RMB (approximately $1,701,920) credit line from June 17, 2008 to June 17, 2011. This credit line was secured by a 477 square meter residential unit and a 837 square meter land use right owned by the Chief Executive Officer of the Company.

The loans from Huaxia Bank are secured by the land use right of Blue Tassel School and four buildings totaling 20,926.86 square meters of the School.

On October 28, 2010, the Company received a RMB 31,000,000 ($4,796,320) borrowing from Huaxia Bank. The loan bore interest at 5.61% per annum and was due by January 28, 2011. On October 29, 2010, the Company received a RMB 13,000,000 ($2,011,360) borrowing from Huaxia Bank. The loan was a “working capital” loan that bore interest at 5.61% per annum and was due by January 29, 2011. On November 18, 2010, the Company received a RMB 15,000,000 ($2,320,800) borrowing from Huaxia Bank. The loan was a “working capital” loan that bears interest at 5.838% per annum and is due by November 18, 2011.

From November 18 through November 23, 2010, the Company received a total of RMB 13,000,000 ($2,011,360) under a “working capital” line of credit agreement entered into on November 16, 2010 with Guorunfa Rural Small Loan Company (“Guorunfa”). Under the line of credit agreement, the Company may borrow a maximum of RMB 24,700,000 ($3,821,584) between November 16, 2010 and November 15, 2012, for which Minglong (Suzhou) Industry Co., Ltd. has currently pledged real estate located in Suzhou City, Peoples Republic of China. Minglong (Suzhou) is not required to re-provide sufficient collateral each time a fresh borrowing occurs under the line of credit during its 2 year term. The interest rate for each borrowing is fixed at the time the borrowing occurs. The interest rate was set at 1.0833% per month (approximately 13% per annum). On March 18, 2011, the Company borrowed an additional RMB 10,000,000 ($1,547,200). On June 10, 2011, the Company borrowed an additional RMB 1,000,000 ($154,720).Total borrowings from Guorunfa were RMB 24,000,000 ($3,713,280) at June 30, 2011.

On January 27, 2011, the Company repaid a RMB 31,000,000 ($4,697,120) borrowing from Huaxia Bank due January 28, 2011. On January 30, 2011 the Company repaid a RMB 13,000,000 ($1,969,760) borrowing from Huaxia Bank due January 29, 2011.

On January 27, 2011, the Company received a RMB 15,000,000 ($2,320,800) borrowing from Huaxia Bank. The loan is a “working capital” loan which bears interest at 6.10% per annum and is due by January 27, 2012. On January 31, 2011, the Company received a RMB 15,000,000 ($2,320,800) borrowing from Huaxia Bank. The loan is a “working capital” loan which bears interest at 6.10% per annum and is due by January 31, 2012. On February 1, 2011, the Company received a RMB 14,000,000 ($2,166,080) borrowing from Huaxia Bank. The loan is a “working capital” loan which bears interest at 6.10% per annum and is due by February 1, 2012. The loans from Huaxia Bank are secured by the land use right of Blue Tassel School and four buildings totaling 20,926.86 square meters of the School.

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

Going Concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, as of June 30, 2011 and December 31, 2010, the Company had a working capital deficit of $12,847,082 and $12,255,303, respectively. The Company also had an accumulated deficit of $7,542,651 as of June 30, 2011. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition through a debt or equity offering of its securities and /or a business combination with another business entity. However, there is no assurance that the Company will accomplish these objectives. The financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Revenue Recognition

The Company’s revenue consists of tuition fees, donated tuition fees, accommodation fees and others. Those fees will usually be collected in advance at the beginning of a semester. Spring semester runs from February to July. Autumn semester runs from August to January. The Company prorates the fees collected to applicable months during the semester, recognizes revenue in the corresponding periods and records unrecognized fees collected as deferred income. As of June 30, 2011 and December 31, 2010, the deferred revenue balance was $1,436,142 and $933,662, respectively.

Fair Value of Financial Instruments

In connection with the determination of the receivable from sale and leaseback of real property - related party (Note 5), the Company used the following assumptions to calculate the present value at the date of the transactions: (1) annual rent payments of $1,603,405; (2) term of ten years; (3) interest rate of 7% per annum.

Foreign Currency Translation

The consolidated financial statements of the Company are translated pursuant to Accounting Standard Codification (“ASC”) 830, “Foreign Currency Matters.” The Company’s subsidiary, Blue Tassel School, is located and operates in China. The Chinese Yuan is the functional currency. The financial statements of Blue Tassel School are translated to U.S. dollars using period-end exchange rates (published by the Federal Reserve Bank) for assets and liabilities ($0.15472, $0.14750 and $0.15152 at June 30, 2011 and 2010 and December 31, 2010, respectively), and average exchange rates (published by the Federal Reserve Bank) for revenues, costs and expenses ($0.15378 and $0.14650 for the three months ended June 30, 2011 and 2010, respectively; $0.1528 and $0.14650 for the six months ended June 30, 2011 and 2010, respectively; and 0.14774 for the year ended December 31, 2010). Translation adjustments are recorded in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains or losses arising from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the consolidated results of operations.

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

(b) Changes in Internal Controls over Financial Reporting.

During the quarterly period ended June 30 2011, there have not been any changes in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter which is the subject of this report that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1A. Risk Factors

Our business is subject to numerous risks and uncertainties, including but not limited to those discussed in "Risk Factors" in our Report on Form 10-K filed on March 31, 2011. Such discussion is incorporated herein by reference.

Item 6. Exhibits

The following exhibits are filed as part of this report:

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the three and six month periods ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Stockholders’ (Deficiency) Equity for the six months ended June 30, 2011  and the year ended December 31, 2010 and (iv) the Condensed Consolidated Statement of Cash Flows for the six month periods ended June 30, 2011 and 2010 and (v) the notes to the Condensed Consolidated Financial Statements.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2011

CHINA IVY SCHOOL, INC.

By:	/s/ Yongqi Zhu
Yongqi Zhu Chairman and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jian Xue
Jian Xue Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Exchange Act.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Exchange Act.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income for the three and six month periods ended June 30, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheet at June 30, 2011 and December 31, 2010, (iii) Condensed Consolidated Statements of Stockholders’ (Deficiency) Equity for the six months ended June 30, 2011  and the year ended December 31, 2010 and (iv) the Condensed Consolidated Statement of Cash Flows for the six month periods ended June 30, 2011 and 2010 and (v) the notes to the Condensed Consolidated Financial Statements.